Form 10-Q
period 1996-03-31
ACCENT SOFTWARE INTERNATIONAL LTD
filed 1996-05-15
CIK 945321

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                        ----------------------------

                                 FORM 10-Q

                        -----------------------------





[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1996

                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________

                      Commission file number:  0-26394


                     ACCENT SOFTWARE INTERNATIONAL LTD.
- - - ---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


             Israel                                       N/A
- - - --------------------------------           --------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)                          No.)


              28 Pierre Koenig Street, Jerusalem 91530 Israel
                             011-972-2-793-723
- - - ---------------------------------------------------------------------------
  (Address, Including Zip Code, and Telephone Number, Including Area Code
                of Registrant's Principal Executive Offices)


                                    N/A
- - - ---------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                  Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [x]   No  [_]

On May 13, 1996, the registrant had outstanding 6,470,615 Ordinary Shares which is the registrant's only class of common stock.

     PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS.

                       ACCENT SOFTWARE INTERNATIONAL LTD.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      U.S. DOLLARS AND SHARES IN THOUSANDS
                                   (UNAUDITED)





                                                    DECEMBER 31,     MARCH 31,
                                                        1995           1996
                                                    ------------     ---------

          ASSETS

     Current assets
      Cash and cash equivalents                         9,633         5,210
      Trade receivables, net of allowance
        of $767 in 1996 and $997 in 1995                2,661         3,803
      Other receivables                                   696           843
      Prepaid expenses                                    656           774
      Inventories                                       1,659         2,027
                                                       ------        ------
        Total current assets                           15,305        12,657
                                                       ------        ------
     Equipment
       Cost                                             1,456         1,844
       Less - accumulated depreciation                    339           416
                                                       ------        ------
         Equipment net                                  1,117         1,428
                                                       ------        ------
     Capitalized software production
       costs, net of accumulated
       amortization of $524 in 1996 and
       $380 in 1995                                     1,228         1,129
                                                       ------        ------
         Total assets                                  17,650        15,214
                                                       ======       =======
         LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities
        Current maturities of long-term loans              27           126
        Accounts payable and accrued expenses           4,949         5,792
                                                       ------        ------
          Total current liabilities                     4,976         5,918
                                                       ------        ------
     Long-term bank loans                               2,331         2,231
                                                       ------        ------
     Accrued severance pay                                210           223
                                                       ------        ------
     Shareholders' equity
       Share capital - Ordinary shares of NIS
       0.01 parvalue, Authorized 10,000 shares;
       issued and outstanding 6,449 in 1996
       and 6,321 in 1995                                   21            22
       Share premium                                   22,325        22,965
       Accumulated deficit                            (12,213)      (16,145)
                                                       ------        ------
         Total shareholders' equity                    10,133         6,842
                                                       ------        ------
         Total liabilities and shareholders' equity    17,650        15,214
                                                       ======        ======


          THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       ACCENT SOFTWARE INTERNATIONAL LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       U.S. DOLLARS AND SHARES IN THOUSANDS (EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)





                                                                                      FOR THE THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                                      --------------------

                                                                                     1995            1996
                                                                                 --------        --------

        Net sales                                                                     633            2,843
                                                                                   ------           ------

        Operating costs and expenses

           Cost of sales                                                              560            1,367
           Product development costs, net                                             235              648

           Marketing expenses                                                       1,247            3,273
           General and administrative expenses                                        280            1,480
                                                                                   ------           ------


              Total operating costs and expenses                                    2,322            6,768
                                                                                   ------           ------

        Operating loss                                                             (1,689)          (3,925)


        Financing expenses, net                                                       116                7
                                                                                   ------           ------


              Net loss                                                             (1,805)          (3,932)
                                                                                   ======           ======

        Loss per share                                                              (0.52)           (0.62)
                                                                                   ======           ======


        Weighted average number of shares                                           3,473            6,380
                                                                                   ======           ======











          THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THE FINANCIAL
                                   STATEMENTS.

                       ACCENT SOFTWARE INTERNATIONAL LTD.

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      U.S. DOLLARS AND SHARES IN THOUSANDS
                                   (UNAUDITED)



                                         NUMBER
                                           OF
                                         ORDINARY         SHARE          SHARE              ACCUMULATED
                                         SHARES          CAPITAL         PREMIUM              DEFICIT      TOTAL
                                         --------        -------         -------            -----------    -----


        Balance as of January 1, 1995       3,050             11           3,290            (4,365)         (1,064)

        Net loss for the period                -              -             -               (1,805)         (1,805)
                                           ------        -------          ------            ------          ------


        Balance as of March 31, 1995        3,050             11           3,290            (6,170)         (2,869)
                                           ======        =======          ======            ======          ======


        Balance as of January 1, 1996       6,321             21          22,325           (12,213)         10,133

        Warrants exercised                    128              1             640                 -             641

        Net loss for the period               -               -             -               (3,932)         (3,932)


        Balance as of March 31, 1996        6,449             22          22,965           (16,145)          6,842
                                           ======         ======          ======            ======          ======





          THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THE FINANCIAL
                                   STATEMENTS.

                       ACCENT SOFTWARE INTERNATIONAL LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            U.S. DOLLARS IN THOUSANDS
                                   (UNAUDITED)




                                                                                 FOR THE THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                                 --------------------
                                                                              1995                  1996
                                                                             ------                ------
Cash flows from operating activities
 Net loss for the period                                                      (1,805)            (3,932)
 Adjustments to reconcile net loss to net
   cash used in operating activities                                             196               (697)
                                                                              ------             ------
     Net cash used in operating activities                                    (1,609)            (4,629)
                                                                              ------             ------
Cash flows from investing activities
 Acquisition of equipment                                                        (52)              (388)
 Capitalized software development costs                                         (150)               (46)
                                                                              ------             ------
     Net cash used in investing activities                                      (202)              (434)
                                                                              ------             ------
Cash flows from financing activities
 Increase in short-term bank borrowings                                          699                  -
 Long-term loan from bank                                                      1,035                  -
 Warrants exercised                                                                -                641
 Repayment of long-term loans                                                      -                 (1)
                                                                              ------             ------
     Net cash provided by financing activities                                 1,734                640
                                                                              ------             ------
Decrease in cash and cash equivalents                                            (77)            (4,423)
Cash and cash equivalents at beginning of period                                  78              9,633
                                                                              ------             ------
Cash and cash equivalents at end of period                                         1              5,210
                                                                              ======             ======
Adjustments to reconcile net loss to
 net cash used in operating activities
   Items not involving cash flows:
     Depreciation and amortization                                                58                222
     Increase in severance pay                                                     1                 13
     Provision for doubtful accounts and sales returns                            37                491
   Changes in operating assets and liabilities:
     Increase in trade receivables                                              (125)            (1,633)
     Increase in other receivables                                                 -               (147)
     Increase in prepaid expenses                                                (56)              (118)
     Increase in inventories                                                     (55)              (368)
     Increase in accounts payable and accrued expenses                           336                843
                                                                              ------             ------
                                                                                 196               (697)
                                                                              ======             ======

  THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       ACCENT SOFTWARE INTERNATIONAL LTD.

                   NOTES TO THE CONDENSED INTERIM CONSOLIDATED
                              FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS
                                   (UNAUDITED)


     NOTE 1 - BASIS OF PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Although the Company believes that the disclosure presented herein is adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and footnotes included in the Company's 1995 Annual Report on Form 10-K for the year ended December 31, 1995.


     NOTE 2 - INVENTORIES




                                                              DECEMBER 31,                       MARCH 31,
                                                                 1995                               1996
 		                                              ------------                       ---------
                       Materials                                  372                                 537
                       Finished goods                           1,287                               1,490
                                                                -----                               -----
                                                                1,659                               2,027
                                                                =====                               =====



     NOTE 3 - SALES

              Sales to two customers exceeded 10% of the Company's total first quarter net sales. Sales to Customer A and Customer B amounted to approximately $1,000 and $600, respectively.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

     RESULTS OF OPERATIONS

          The Company achieved a record level of sales during the three month period ended March 31, 1996 of $2,843,000, an approximate 350% increase over the comparable quarter of 1995 and a 68% increase over the previous quarter (three months ended December 31, 1995). The Company incurred an operating loss of $3,932,000 in the first three months of 1996 compared to an operating loss of $1,689,000 in the 1995 comparable period, and $3,536,000 in the previous quarter, primarily as a result of marketing efforts and the continued expansion of operating activities.

          The following table sets forth for the periods indicated the percentage of revenues represented by certain expense items reflected in the Company's statement of operations.



                                                                           Percentage of Net Sales
                                                                           -----------------------
                                                                           Three months ended March 31,
                                                                           ---------------------------
                                                                         1996                     1995
                                                                         ----                     ----
        Net sales                                                        100.0%                   100.0%
        Operating costs and expenses
          Cost of sales                                                    48.0                    88.5
          Product development costs, net                                   22.8                    37.1
          Marketing expenses                                              115.1                   197.0
          General and administrative expenses                              52.1                    44.2
                                                                          -----                   -----
        Total operating costs and expenses                                238.0                   366.8
        Operating loss                                                   (138.0)%                (266.8)%



     THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1995.

     Net Sales. Net sales increased approximately 350% to $2,843,000 in the three month period ended March 31, 1996 from $633,000 in the three month period ended March 31, 1995. This increase was due to sales of Internet with an Accent, the Company's multilingual internet product released late in the fourth quarter of 1995 and Accent Duo, the Company translation product introduced in the fourth quarter of 1995. Additionally, sales in the three month period ended March 31, 1996 increased due to two OEM license agreements of the Company's Internet with an Accent product which represent firm revenue commitments as well as potentially providing additional revenue opportunities based upon end customer utilization. Sales to two customers exceeded 10% of the Company's total first quarter net sales. Sales to Customer A and Customer B amounted to approximately $1,000,000 and $600,000, respectively.

     Cost of Sales. Cost of sales increased approximately 144% to $1,367,000 in the three month period ended March 31, 1996 from $560,000 in the three month period ended March 31, 1995. This increase is attributable in part to the approximate 350% increase in sales during the comparable periods. As a percentage of net sales, cost of sales decreased to 48.0% in the three month period ended March 31, 1996 from 88.5% in the three month period ended March 31, 1995 to due to the greater percentage of mix of OEM sales to package software sales and the reduction in per unit manufacturing cost due to the higher volume production. Included in cost of sales are increased royalty expenses associated with Internet with an Accent and significantly increased amortization of software development costs compared to prior years.

     Product Development Costs, Net. Product development costs, net increased approximately 176% to $648,000 in the three month period ended March 31, 1996 from $235,000 in the three month period ended March 31, 1995. This increase is due primarily to an increase in the number of employees, and the related expenses, in the engineering department to 49 at March 31, 1996 from 36 at March 31, 1995. Approximately 10% of such related salary costs in 1996 were capitalized as compared to 55% in 1995.

     Marketing Expenses. Marketing expenses increased approximately 162% to $3,273,000 in the three month period ended March 31, 1996 from $1,247,000 in the three month period ended March 31, 1995. Included in these expenses are advertising and public relations expenditures which increased to approximately $1,700,000 in the 1996 period from approximately $369,000 in the 1995 period. The significant increase in advertising and public relations expenditures reflects the Company's efforts to increase awareness of Accent's products in the international marketplace. The Company utilizes outside professionals for a significant portion of its advertising and public relation related expenses. In addition, the Company significantly increased the number of employees in marketing and sales to 51 at March 31, 1996 from 31 at March 31, 1995. A significant portion of the increase in marketing expenses resulted from the opening of a sales subsidiary in California. Finally, travel and related costs have increased due to the expanded sales and marketing efforts.

     General and Administrative Expenses. General and administrative expenses increased approximately 429% to $1,480,000 in the three month period ended March 31, 1996 from $280,000 in the three month period ended March 31, 1995. As a percentage of net sales, general and administrative expenses increased to 58% in the three month period ended March 31, 1996 from 44% in the three month period ended March 31, 1995. This increase was primarily due to an increase in the number of general and administrative employees, as well as an increase in compensation for certain higher level personnel. General and administrative personnel includes senior executives, finance, legal, human resources and office administration. In addition, the Company continued to experience delays in the collection of certain customer accounts and accrued a provision for doubtful accounts of approximately $490,000 for the three month period ended March 31, 1996.

     Financing Expenses, Net. Financing expenses, net (consisting of net interest expense and interest income) decreased to $7,000 in the three month period ended March 31, 1996 from $116,000 in the three month period ended March 31, 1995. During the 1995 period the Company's outstanding borrowings approximated $3,400,000 compared to $2,400,000 during 1996. In the 1996 period, the Company had cash and cash equivalents averaging $7,000,000.

     Net Loss. As a result of the foregoing, the Company's net loss increased to $3,932,000 in the three month period ended March 31, 1996 from $1,805,000 in the three month period ended March 31, 1995.

     LIQUIDITY AND CAPITAL RESOURCES

          To date, the Company's capital requirements in connection with its development and marketing activities have been and will continue to be significant. The Company has been dependent upon the proceeds of sales of its securities to private and public investors (including a May 1995 bridge financing and a July 1995 initial public offering), as well as certain private loans and various government guaranteed long-term loans under the Approved Enterprise Program which is administered by the Israel Investment Center to fund its initial development and marketing activities.

          Future sales of the Company's products and proposed products will depend principally on customer demand for multilingual software programs. The computer industry has historically been volatile and, as is typically the case with newly-introduced products, the ultimate level of demand for the Company's products is subject to a high degree of uncertainty. Developing market acceptance, particularly worldwide, for the Company's existing and proposed products has and will continue to require substantial marketing efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products. The Company expects that its principal use of cash during the next year, apart from general operating expenses for product development and operations, will continue to be concentrated on significant marketing activities worldwide.

          Consistent with industry practices, the Company may accept product returns or provide other credits in the event that a distributor or retailer holds excess inventory of the Company's products. The Company's sales are made on credit terms which vary significantly depending on the nature of the sale and size of the customer. In addition, the Company does not hold collateral to secure payment from its distributors and retailers. Therefore, a default in payment by one or more of the Company's distributors or retailers has adversely affected, and in the future could adversely affect, the Company's business, results of operations and financial condition.
     The Company believes it has established sufficient reserves to accurately reflect the amount or likelihood of product returns or credits and uncollectible receivables. However, there can be no assurance that actual returns or uncollected accounts receivable beyond the reserves established would not have a material adverse effect on the Company's business, results of operations and financial condition.

          In addition, and also consistent with industry practice for packaged software companies which are establishing their distribution channel, the Company will, when appropriate, be transferring product through the distribution channel on a consignment basis. In three month period ended March 31, 1996, significant shipments were made on that basis, resulting in higher inventory balances and working capital requirements. There can be no assurance that such inventory consignment will result in additional sales for the Company and that it will not result in excess inventory or continued increased working capital requirements for the Company.

          Long term bank loans received as part of the Approved Enterprise Program totaled $2,357,000 as of March 31, 1996, which was comparable to the amount at December 31, 1995. The Law for the Encouragement of Capital Investments, 1959 provides that capital investments in certain production facilities (or other eligible assets) may, upon application to the Israel Investment Center which administers the program, be designated as an "Approved Enterprise". Each certificate of approval for an Approved Enterprise relates to a specific investment program in the Approved Enterprise, delineated both by the financial scope of the investment and by the physical characteristics of the facility or other asset. The Company is eligible to receive guaranteed loans of approximately $4,400,000 under the Approved Enterprise Program. Of this amount, the Company has been approved to borrow $2,650,000. In order for the Company to be eligible to receive the remainder of these guaranteed loans, the Company must continue to comply with the various conditions of each respective approved program, including compliance with minimum investment levels and achieving certain levels of sales. The Company has recently formally applied for additional funds available to it under the program. Although the Company believes it is in compliance with and will continue to comply with these conditions, there can be no assurance that this will continue to occur or that the Company will receive any additional loans under the Approved Enterprise program.

          Significant increases in sales are essential to the Company's future. The Company is not generating sufficient revenues from its operations to fund its activities. Working capital decreased from a surplus of $10,330,000 on December 31, 1995 to a surplus of $6,739,000 on March 31, 1996 due to the Company's significant continuing operating losses, working capital needs and capital spending. Sales activities at the retail customer level and subsequent cash collections from the Company's customers are significantly slower than original anticipated. In addition, due to the nature of sales terms with several large distributors, shipments to certain customers represent consignment sales. Accordingly, as of March 31, 1996 the Company has large investments in receivables and inventory as it continues to establish its position in the marketplace. The Company is dependent on remaining cash and cash equivalents, the timely collection of receivables and additional borrowings under the Approved Enterprise program in order to fund its current obligations and continue the development of its technology and marketing of its products. The Company is in the process of evaluating certain additional financing alternatives which will allow the business to continue to expand in the marketplace at its present rate. There can be no assurance, however, that additional financing will be available to the Company on commercially reasonable terms, or at all. In the event that additional sources of financing prove to be insufficient to fund operations or are not available, the Company will be required to revise its marketing spending levels and various other aspects of its operations in order to enable existing sources of funds to finance the Company's operations in an effective manner.

     PART II - OTHER INFORMATION

     Item 6     Exhibits and Reports on Form 8-K

	(a)	Exhibits
		27 Financial Data Schedule

	(b)	Reports on Form 8-K
		None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACCENT SOFTWARE INTERNATIONAL LTD.
                                        (REGISTRANT)


     Date:  May 15, 1996           By:  /s/ Michael Sondhelm
                                        ------------------------
                                        Michael Sondhelm
                                        Controller
                                        (Principal Financial and Accounting
                                         Officer)

			EXHIBIT INDEX




Exhibit No.                     Description
- - - -----------			-----------

27				Financial Data Schedule






     NYFS06...:\45\11045\0004\1680\FRM5096L.51B