Form 10-Q
period 1996-06-30
ACCENT SOFTWARE INTERNATIONAL LTD
filed 1996-08-14
CIK 945321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________


                         COMMISSION FILE NUMBER: 0-26394



                       ACCENT SOFTWARE INTERNATIONAL LTD.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            ISRAEL                                          N/A
- --------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                 28 PIERRE KOENIG STREET, JERUSALEM 91530 ISRAEL
                                011-972-2-793-723
- --------------------------------------------------------------------------------
     (Address, Including Zip Code, and Telephone Number, Including Area Code
                  of Registrant's Principal Executive Offices)

                                       N/A
- --------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]



On August 12, 1996, the registrant had outstanding 9,785,902 Ordinary Shares which is the registrant's only class of common stock.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       ACCENT SOFTWARE INTERNATIONAL LTD.

                           CONSOLIDATED BALANCE SHEETS
                      U.S. DOLLARS AND SHARES IN THOUSANDS
                                   (UNAUDITED)

                                                                           DECEMBER 31,     JUNE 30,
                                                                               1995           1996
                                                                         --------------- -------------
         ASSETS

Current assets
  Cash and cash equivalents                                                     $ 9,633       $ 2,674
  Trade receivables, net of allowance of $1,065 in 1996
      and $997 in 1995                                                            2,661         3,093
  Other receivables                                                                 696           819
  Prepaid expenses                                                                  656           888
  Inventories                                                                     1,659         2,212
                                                                            -----------    ----------
      Total current assets                                                       15,305         9,686
                                                                            -----------    ----------

Equipment
  Cost                                                                            1,456         2,224
  Less - accumulated depreciation                                                   339           511
                                                                            -----------    ----------
        Equipment net                                                             1,117         1,713
                                                                            -----------    ----------

Other Assets, net
Capitalized software production costs, net of
  accumulated amortization of $667 in 1996 and
  $380 in 1995                                                                    1,228           986
                                                                              ---------    ----------
        Total assets                                                           $ 17,650      $ 12,385
                                                                               ========     =========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Short-term bank borrowings                                                   $    --       $   999
      Current maturities of long-term loans                                          27           391
      Accounts payable and accrued expenses                                       4,949         7,690
                                                                              ---------     ---------
         Total current liabilities                                                4,976         9,080
                                                                              ---------     ---------

Long-term bank loans                                                              2,331         1,959
                                                                              ---------     ---------

Accrued severance pay                                                               210           278
                                                                              ---------     ---------

Shareholders' equity
  Share capital - Ordinary shares of NIS 0.01 par value, Authorized 30,000 shares; issued and
      outstanding 9,778 in 1996 and 9,481 in 1995                                    21            22
  Share premium                                                                  22,325        23,282
  Accumulated deficit                                                           (12,213)      (22,236)
                                                                              ---------     ---------
        Total shareholders' equity                                               10,133         1,068
                                                                              ---------    ----------
        Total liabilities and shareholders' equity                            $  17,650      $ 12,385
                                                                              =========      ========


    THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                       ACCENT SOFTWARE INTERNATIONAL LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
       U.S. DOLLARS AND SHARES IN THOUSANDS (EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                        FOR THE THREE                         FOR THE SIX
                                                        MONTHS ENDED                         MONTHS ENDED
                                                        ------------                         ------------
                                                                             JUNE 30,
                                                  --------------------------------------------------------------
                                                    1995             1996              1995            1996
                                                   ------           ------            ------           -----

Net sales                                         $ 1,518          $ 1,285           $ 2,151          $ 4,128
                                                  -------          -------           -------          -------

Operating costs and expenses
  Cost of sales                                       665            1,773             1,225            3,140
  Product development costs, net                      138              821               373            1,469
  Marketing expenses                                1,138            2,998             2,385            6,271
  General and administrative expenses                 586            1,735               866            3,215
                                                   ------          -------            ------          -------
    Total operating costs and
      expenses                                      2,527            7,327             4,849           14,095
                                                  -------          -------           -------          -------

    Operating loss                                 (1,009)          (6,042)           (2,698)          (9,967)

Financing expenses, net                                55               49               171               56
                                                   ------          -------           -------          -------
    Net loss                                     $ (1,064)        $ (6,091)         $ (2,869)       $ (10,023)
                                                 =========        =========         =========       ==========

Loss per share                                   $  (0.20)        $  (0.63)         $  (0.61)       $   (1.05)
                                                 =========        =========         =========       ==========

Weighted average number of shares                   5,209            9,732             4,684            9,555
                                                 ========         ========          ========         ========




  THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                       ACCENT SOFTWARE INTERNATIONAL LTD.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      U.S. DOLLARS AND SHARES IN THOUSANDS
                                   (UNAUDITED)


                                      NUMBER
                                        OF
                                    ORDINARY          Share            Share         Accumulated
                                      SHARES         capital          premium           deficit          Total
                                      ------         -------          -------           -------          -----

Balance as of January 1, 1995          4,575       $      11          $ 3,290          $ (4,365)        $(1,064)

Issuance of shares                       495               1            1,099                -            1,100

Net loss for the period ended
June 30, 1995                             -               -               -              (2,869)         (2,869)
                                     -------       ---------        ---------          --------         -------


Balance as of June 30, 1995            5,070              12            4,389            (7,234)         (2,833)
                                     =======       =========        =========          ========        ========


Balance as of January 1, 1996          9,481              21           22,325           (12,213)         10,133

Warrants exercised                       297               1              957                 -             958

Net loss for the period ended
June 30, 1996                            -                 -              -             (10,023)        (10,023)
                                     -------       ---------        ---------           --------        --------


Balance as of June 30, 1996            9,778       $      22         $ 23,282         $ (22,236)         $ 1,068
                                     =======       =========         ========         ==========         =======







    THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       ACCENT SOFTWARE INTERNATIONAL LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            U.S. DOLLARS IN THOUSANDS
                                   (UNAUDITED)



                                                                                         FOR THE SIX MONTHS
                                                                                            ENDED JUNE 30,
                                                                                       1995              1996
                                                                                ----------------    --------------

Cash flows from operating activities
  Net loss for the period                                                           $ (2,869)         $ (10,023)
  Adjustments to reconcile net loss to net
    cash used in operating activities                                                   (116)             1,929
                                                                                    --------         ----------
      Net cash used in operating activities                                           (2,985)            (8,094)
                                                                                    --------         ----------

Cash flows from investing activities
  Acquisition of equipment                                                              (141)              (768)
  Capitalized software development costs                                                (328)               (46)
                                                                                   ---------        -----------
      Net cash used in investing activities                                             (469)              (814)
                                                                                   ---------        -----------

Cash flows from financing activities
  Increase (decrease) in short-term bank borrowings                                     (237)               999
  Increase in short-term loans from shareholders                                       1,500                 -
  Long-term loan from bank                                                             1,013                 -
  Issuance of shares                                                                   1,100                 -
  Warrants exercised                                                                       -                958
  Repayment of long-term loans                                                             -                 (8)
                                                                                  ----------        -----------
      Net cash provided by financing activities                                        3,376              1,949
                                                                                  ----------        -----------

Decrease in cash and cash equivalents                                                    (78)            (6,959)
Cash and cash equivalents at beginning of period                                          78              9,633
                                                                                   ---------        -----------
Cash and cash equivalents at end of period                                         $       -        $     2,674
                                                                                   =========        ===========

Adjustments to reconcile net loss to
  net cash used in operating activities
    Items not involving cash flows:
      Depreciation and amortization                                                 $    124        $    460
      Increase in severance pay                                                           63              68
      Provision for doubtful accounts and sales returns                                  147             827
    Changes in operating assets and liabilities:
      Increase in trade receivables                                                   (1,383)         (1,259)
      Increase in other receivables                                                       (2)           (123)
      Increase in prepaid expenses                                                      (141)           (232)
      Increase in inventories                                                           (162)           (553)
      Increase in accounts payable and accrued expenses                                1,238           2,741
                                                                                  ----------       ---------
                                                                                  $     (116)      $   1,929
                                                                                  ==========       =========




    THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       ACCENT SOFTWARE INTERNATIONAL LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

                The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Although the Company believes that the disclosure presented herein is adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and footnotes included in the Company's 1995 Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - INVENTORIES

                                              DECEMBER 31,       JUNE 30,
                                                  1995            1996
                                            ---------------- ---------------

                Materials                             372             667
                Finished goods                      1,287           1,545
                                              -----------     -----------
                                                    1,659           2,212
                                              ===========     ===========

NOTE 3 - SHARE CAPITAL

                In a general shareholders' meeting held on May 22, 1996, the shareholders approved an increase in the number of authorized shares from 10,000,000 to 30,000,000.

                On June 6, 1996, the Company effected a three-for-two stock split. All share and per share data have been retroactively restated in the accompanying financial statements to give effect to this stock split.

NOTE 4 - LIQUIDITY

                As of December 31, 1995 and June 30, 1996, the Company had accumulated deficits of $12.2 million and $22.2 million, respectively, and anticipates that it will continue to incur losses for some time. Additionally, as of December 31, 1995 and June 30, 1996, the Company's working capital was $10.3 million and $0.6 million, respectively. The Company is continuing its efforts in the product development and sales and marketing of its products. These efforts will require substantial additional expenditures. The Company anticipates that these additional expenditures will be funded either through new borrowings or the sale of equity. While management of the Company believes that additional funding will be available as necessary, there can be no assurance that additional financing will be available on terms acceptable to the Company, if at all, when such financing is required. If additional financing is not available when needed, the Company will be required to reduce the rate of product development, sales and marketing efforts and its administrative cost expenditures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

         This Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties including, but not limited to, the timely availability of new products, market acceptance of the Company's existing products and products under development, the impact of competing products and pricing, the availability of sufficient resources including short and long-term financing for the Company to carry out its marketing plans, and quarterly fluctuations in operating results. The Company's actual results in future periods may be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. In the context of the forward-looking information provided in this Form 10-Q, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's Form 10-K and the Company's other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         The Company achieved sales of approximately $1.3 million during the three months ended June 30, 1996. The Company incurred an operating loss of approximately $6.0 million in the three months ended June 30, 1996 primarily as a result of (a) a significant expansion of operating activities including product development and marketing activities and (b) less than anticipated OEM revenues being recognized.

         The following table sets forth for the periods indicated the percentage of revenues represented by certain expense items reflected in the Company's statement of operations.

                                                                     Percentage of Sales
                                                     ------------------------------------------------
                                                     For the three months        For the six months
                                                         ended June 30               ended June 30
                                                         -------------               -------------
                                                       1995        1996            1995        1996
                                                       ----        ----            ----        ----
Net sales                                            100.0%       100.0%          100.0%      100.0%
Operating costs and expenses
  Cost of sales                                       43.8%       138.0%           57.0%       76.1%
  Product development costs,                           9.1%        63.9%           17.3%       35.6%
  Marketing expenses                                  75.0%       233.3%          110.9%      151.9%
  General and administrative expenses.                38.6%       135.0%           40.3%       77.8%
                                                      -----       ------           -----       -----
Total operating costs and expenses                   166.5%       570.2%          225.5%      341.4%
                                                     -----        -----           -----       -----
Operating loss                                       -66.5%      -470.2%         -125.5%     -241.4%
                                                      ====        =====           =====       =====


THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

         Net Sales. Net sales decreased approximately 15% to $1,285,000 in the three months ended June 30, 1996 from $1,518,000 in the three months ended June 30, 1995. The Company's revenues for both the three months ended June 30, 1996 and 1995 were all primarily derived from packaged software sales. Overall sales activity in the retail channel was less than anticipated during the three months ended June 30, 1996. Sales of Internet with an Accent, which was released late in the fourth quarter of 1995 and Accent Duo, the company's translation product introduced in the fourth quarter of 1995, accounted for most of the Company's packaged software sales. The Company did not generate significant revenues during the three months ended June 30, 1996 from new OEM relationships. However, the Company did enter into new OEM relationships during the period but has not recognized significant revenues during the period either because the OEM's are in the process of completing their total product package which will include the Company's products or, due to the start up nature of the OEM, the Company is recognizing revenue based upon receipt of payment.

	Cost of Sales. Cost of sales increased approximately 167% to $1,773,000 in the three months ended June 30, 1996 from $665,000 in the three months ended June 30, 1995. This increase is attributable to fixed royalty expenses associated with Internet with an Accent, various other fixed royalty fees and significantly increased amortization of software development costs compared to the three months ended June 30, 1995. In addition, the number of employees involved in manufacturing and distribution increased to 20 at June 30, 1996 from 12 at June 30, 1995.

         Product Development Costs, Net. Product development costs, net increased approximately 495% to $821,000 in the three months ended June 30, 1996 from $138,000 in the three months ended June 30, 1995. This increase is due primarily to an increase in the number of employees in the engineering department to 58 at June 30, 1996 from 35 at June 30, 1995 and a significant decrease in the percentage of costs capitalized during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Also included in product development costs are the expenses related to development costs incurred by AgentSoft Ltd. ("AgentSoft") which approximated $132,000 in the three months ended June 30, 1996. AgentSoft is the Company's majority owned subsidiary which focuses on the development and marketing of sophisticated agent software products for the Internet and enterprise Intranet.

         Marketing Expenses. Marketing expenses increased approximately 163% to $2,998,000 in the three months ended June 30, 1996 from $1,138,000 in the three months ended June 30, 1995. The increase in marketing expenses is principally attributable to an increase in expenditures for advertising and public relations which reflects the Company's efforts to increase brand recognition of Accent's products internationally and its launch of Internet with an Accent. A significant portion of the increase in marketing expenses resulted from the expanded activities of Accent Worldwide, the Company's U.S. sales and marketing subsidiary. For the Company as a whole, the number of employees in marketing and sales increased to 37 at June 30, 1996 from 22 at June 30, 1995 and the Company contracted with several independent representatives during the three months ended June 30, 1996. The increase in marketing expenditures is also due to higher travel and related costs which resulted from expanded sales and marketing efforts.

         General and Administrative Expenses. General and administrative expenses increased approximately 196% to $1,735,000 in the three months ended June 30, 1996 from $586,000 in the three months ended June 30, 1995. This increase was primarily due to an increase in the number of general and administrative employees, as well as an increase in compensation for certain management personnel. General and administrative personnel includes senior executives, finance, legal, human resources and office administration. In addition, the Company experienced delays in the collection of certain customer accounts and recorded a provision for doubtful accounts of approximately $300,000 for the three months ended June 30, 1996.

         Financing Expenses, Net. Financing expenses, net (consisting of net interest expense net of interest income) decreased approximately 11% to $49,000 in the three months ended June 30, 1996 from $55,000 in the three months ended June 30, 1995.

         Net Loss. As a result of the foregoing, the Company's net loss increased approximately 472% to $6,094,000 in the three months ended June 30, 1996 from $1,064,000 in the three months ended June 30, 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

         Net Sales. Net sales increased approximately 92% to $4,128,000 in the six months ended June 30, 1996 from $2,151,000 in the six months ended June 30, 1995. This increase was due to sales of Internet with an Accent, which was released late in the fourth quarter of 1995 and Accent Duo, the company's translation product introduced in the fourth quarter of 1995. Sales of Internet with an Accent and Accent Duo accounted for most of the Company's packaged software sales during the six months ended June 30, 1996. Approximately 30% or $1,260,000 of net sales in the six months ended June 30, 1996 was attributable to two OEM license agreements, primarily for Internet within an Accent, which represent firm revenue commitments as well as potentially providing additional revenue opportunities based on end-user utilization. These OEM sales occurred primarily in the first quarter of 1996.

	Cost of Sales. Cost of sales increased approximately 156% to $3,140,000 in the six months ended June 30, 1996 from $1,225,000 in the six months ended June 30, 1995. This increase is attributable to fixed royalty expenses associated with Internet with an Accent, various other fixed royalty fees, an increased number of employees and significantly increased amortization of software development costs compared to the six months ended June 30, 1995.

         Product Development Costs, Net. Product development costs, net increased approximately 294% to $1,469,000 in the six months ended June 30, 1996 from $373,000 in the six months ended June 30, 1995. This increase is due primarily to an increase in the number of employees in the engineering department to 58 at June 30, 1996 from 35 at June 30, 1995 and a significant decrease in the percentage of costs capitalized during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Also included in product development cost are the expenses related to AgentSoft's development costs, which approximated $132,000 in the six months ended June 30, 1996.

         Marketing Expenses. Marketing expenses increased approximately 163% to $6,271,000 in the six months ended June 30, 1996 from $2,385,000 in the six months ended June 30, 1995. The increase in marketing expenses is principally attributable to increased expenditures for advertising, public relations and trade shows. The significant increase in advertising and public relations expenditures reflects the Company's efforts to increase brand recognition of Accent's products internationally and its launch of Internet with an Accent. A significant portion of the increase in marketing expenses resulted from expanded activities of Accent Worldwide, the Company's U.S. sales and marketing subsidiary. In addition, the Company significantly increased the number of employees in marketing and sales to 37 at June 30, 1996 from 22 at June 30, 1995. The increase in marketing expenditures was also due to higher travel and related costs which resulted from expanded sales and marketing efforts.

         General and Administrative Expenses. General and administrative expenses increased approximately 271% to $3,215,000 in the six months ended June 30, 1996 from $866,000 in the six months ended June 30, 1995. This increase was primarily due to an increase in the number of general and administrative employees, as well as an increase in compensation for certain management personnel. In addition, the Company experienced delays in the collection of certain customer accounts and recorded a provision for doubtful accounts of approximately $750,000 for the six months ended June 30, 1996.

         Financing Expenses, Net. Financing expenses, net (consisting of net interest expense net of interest income) decreased 67% to $56,000 in the six months ended June 30, 1996 from $171,000 in the six months ended June 30, 1995.

         Net Loss. As a result of the foregoing, the Company's net loss increased approximately 249% to $10,023,000 in the six months ended June 30, 1996 from $2,869,000 in the six months ended June 30, 1995.

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

         Future sales of the Company's products and proposed products will depend principally on customer demand for multilingual software programs and multilingual Internet products. The computer industry has historically been volatile and, as is typically the case with newly-introduced products, the ultimate level of demand for the Company's products is subject to a high degree of uncertainty. Developing market acceptance, particularly worldwide, for the Company's existing and proposed products has required, and will continue to require, substantial marketing efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of the Company's products. The Company expects that its principal use of cash during the next year, apart from general operating expenses for product development and operations, will continue to be concentrated on significant marketing activities worldwide.

         Consistent with industry practices, the Company may accept product returns or provide other credits in the event that a distributor or retailer holds excess inventory of the Company's products. The Company's sales are made on credit terms which vary significantly depending on the nature of the sale and size of the customer. In addition, the Company does not hold collateral to secure payment from its distributors and retailers. Therefore, defaults in payment by several of the Company's distributors or retailers have adversely affected, and in the future could adversely affect, the Company's business, results of operations and financial condition. The Company believes it has established sufficient reserves to accurately reflect the amount or likelihood of product returns or credits and uncollectible receivables. However, there can be no assurance that actual returns or uncollected accounts receivable beyond the reserves established would not have a material adverse effect on the Company's business, results of operations and financial condition.

         In addition, and also consistent with industry practice for packaged software companies which are establishing their distribution channel, the Company will, when appropriate, be transferring product through the distribution channel on a consignment basis. In the six months ended June 30, 1996, significant shipments were made on that basis, resulting in higher inventory balances and working capital requirements. There can be no assurance that such inventory consignment will result in additional sales for the Company, or that such inventory consignment will not result in excess inventory or continued increased working capital requirements for the Company.

         Long term bank loans received as part of the Approved Enterprise Program totaled $2.4 million as of June 30, 1996, which was comparable to the amount at December 31, 1995. The Law for the Encouragement of Capital Investments, 1959 provides that capital investment in certain production facilities (or other eligible assets) may, upon application to the Israel Investment Center which administers the program, be designated as an "Approved Enterprise". Each certificate of approval for an Approved Enterprise relates to a specific investment program in the Approved Enterprise, delineated both by the financial scope of the investment and by the physical characteristics of the facility or other asset. The Company is eligible to receive guaranteed loans of approximately $4.4 million under the Approved Enterprise Program. During the three months ended June 30, 1996, the Company received approval from the Israel Investment Center to increase its outstanding borrowings from $2.4 million to $3.4 million. Based upon this approval, the Company received a short term bank loan for $1.0 million as shown in the June 30, 1996 financial statements. Subsequent to June 30, 1996, this short term loan was converted to a long term loan under the Approved Enterprise Program. In order for the Company to be eligible to receive the remainder of these guaranteed loans, the Company must continue to comply with the various conditions of each respective approved program, including compliance with minimum investment levels and the achievement of certain levels of sales. The Israel Investment Center has indicated to the Company that revenue growth will be critical to receiving the remaining $1.0 million. The Company believes it is in compliance with, and will continue to comply with, these conditions, however, there can be no assurance that this will continue to occur or that the Company will receive any additional loans under the Approved Enterprise Program.

         Significant increases in sales are essential to the Company's future. The Company is not generating sufficient revenues from its operations to fund its activities. Working capital decreased from a surplus of $10,329,000 on December 31, 1995 to a surplus of $606,000 on June 30, 1996 due to the Company's continuing operating losses, working capital needs and capital spending. Sales activities at the retail customer level and subsequent cash collections from the Company's customers are significantly slower than originally anticipated. In addition, due to the nature of sales terms with several large distributors, shipments to certain customers represent consignment sales. Accordingly, as of June 30, 1996, the Company has large investments in receivables and inventory as it continues to establish its position in the marketplace. The Company is dependent on remaining cash and cash equivalents, the timely collection of receivables and additional borrowings under the Approved Enterprise Program and obtaining additional financing either through new borrowings or the sale of equity in order to fund its current obligations and continue the development of its technology and the marketing of its products.

	The Company currently does not have sufficient funds available to carry on its operations, including product development and marketing expenditures, as currently being conducted. On July 3, 1996, the Company filed a registration statement with the Securities and Exchange Commission relating to the issuance of additional Ordinary Shares. However, due to market conditions which existed during July and early August of this year, management is evaluating, along with its underwriters, the timing and the feasibility of the proposed public offering. To keep operations at their present levels, some type of additional short term financing is necessary in the next 30 days while longer term financing considerations are evaluated further. In the event the Company is not successful in securing additional equity financing, management will evaluate certain additional financing alternatives which will allow the business to continue to expand in the marketplace at its present rate. There can be no assurance, however, that additional financing will be available to the Company on commercially reasonably terms or at all. In the event that additional sources of financing prove to be insufficient to fund operations or are not available, the Company will be required to revise its product development and marketing spending levels and all other aspects of its operations in order to enable available sources of funds to finance the Company's operations.

                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           A.    Exhibits

           27  - Financial Data Schedule

           B.    Reports on Form 8-K

                 None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ACCENT SOFTWARE INTERNATIONAL LTD.
                                                     (REGISTRANT)


Date:  August 14, 1996             By:  /s/ Michael Sondhelm
                                        ----------------------------------
                                            Michael Sondhelm
                                            Controller
                                            (Principal Financial and Accounting
                                            Officer)

                                 EXHIBIT INDEX

Exhibit No.              Description
- -----------              -----------

     27         -    Financial Data Schedule