Form 10-Q
period 1996-09-30
ACCENT SOFTWARE INTERNATIONAL LTD
filed 1996-11-07
CIK 945321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________


                             COMMISSION FILE NUMBER: 0-26394



                       ACCENT SOFTWARE INTERNATIONAL LTD.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                ISRAEL                                    N/A
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                 28 PIERRE KOENIG STREET, JERUSALEM 91530 ISRAEL
                               011-972-2-679-3723
--------------------------------------------------------------------------------
     (Address, Including Zip Code, and Telephone Number, Including Area Code
                  of Registrant's Principal Executive Offices)

                                       N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

On November 1, 1996, the registrant had outstanding 9,795,902 Ordinary Shares which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      ACCENT SOFTWARE INTERNATIONAL LTD.

                         CONSOLIDATED BALANCE SHEETS
                     U.S. DOLLARS AND SHARES IN THOUSANDS
                                 (UNAUDITED)

                                                         DECEMBER 31, SEPTEMBER 30,
                                                             1995         1996
                                                         -----------  ------------
     ASSETS

Current assets
  Cash and cash equivalents                                $  9,633    $    407
  Trade receivables, net of allowance
    of $1,176 in 1996 and $997 in 1995                        2,661       1,886
  Other receivables                                             696         172
  Prepaid expenses                                              656         734
  Inventories                                                 1,659       1,838
                                                           --------    --------
    Total current assets                                     15,305       5,037
                                                           --------    --------

Equipment
  Cost                                                        1,456       2,426
  Less - accumulated depreciation                               339         602
                                                           --------    --------
     Equipment net                                            1,117       1,824
                                                           --------    --------

Other Assets, net
  Deferred issuance costs                                      --           246
  Capitalized software production costs,
    net of accumulated amortization of $811
    in 1996 and $379 in 1995                                  1,228         842
                                                           --------    --------
      Total assets                                         $ 17,650    $  7,949
                                                           ========    ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Short-term shareholder borrowings                      $   --      $    415
    Current maturities of long-term loans                        27       1,028
    Accounts payable and accrued expenses                     4,949       7,950
                                                           --------    --------
      Total current liabilities                               4,976       9,393
                                                           --------    --------

Long-term bank loans                                          2,331       2,839
                                                           --------    --------

Accrued severance pay and other                                 210         314
                                                           --------    --------

Shareholders' equity
  Share capital - Ordinary shares of NIS 0.01
    par value, Authorized 30,000 shares; issued
    and outstanding 9,796 in 1996 and 9,481 in 1995              21          22
  Share premium                                              22,325      23,343
  Accumulated deficit                                       (12,213)    (27,962)
                                                           --------    --------
    Total shareholders' equity (deficit)                     10,133      (4,597)
                                                           --------    --------
      Total liabilities and shareholders' equity           $ 17,650    $  7,949
                                                           ========    ========

   THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       ACCENT SOFTWARE INTERNATIONAL LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
       U.S. DOLLARS AND SHARES IN THOUSANDS (EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    FOR THE THREE                    FOR THE NINE
                                                                    MONTHS ENDED                     MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                                    -------------                    -------------
                                                                1995            1996            1995              1996
                                                                ----            ----            ----              ----
Net sales                                                     $  1,296        $    603        $  3,447          $  4,731
                                                              --------        --------        --------          --------

Operating costs and expenses
  Cost of sales                                                    937           1,705           2,162             4,845
  Product development costs, net                                   413             979             785             2,448
  Marketing expenses                                               875           1,838           3,261             8,109
  General and administrative expenses                              521           1,792           1,387             5,007
                                                              --------        --------        --------          --------
   Total operating costs and
     expenses                                                    2,746           6,314           7,595            20,409
                                                              --------        --------        --------          --------

   Operating loss                                               (1,450)         (5,711)         (4,148)          (15,678)

Financing expenses, net                                             11              15             182                71
                                                              --------        --------        --------          --------
   Net loss                                                   $ (1,461)       $ (5,726)       $ (4,330)        $ (15,749)
                                                              ========        ========        ========          ========

Loss per share                                                $  (0.20)       $  (0.59)       $  (0.78)        $   (1.62)
                                                              ========        ========        ========          ========
Weighted average number of shares                                7,322           9,787           5,564             9,698
                                                              ========        ========        ========          ========



    THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       ACCENT SOFTWARE INTERNATIONAL LTD.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                      U.S. DOLLARS AND SHARES IN THOUSANDS
                                   (UNAUDITED)



                                              Number of
                                              Ordinary         Share         Share                        Accumulated
                                               Shares         Capital       Premium         Warrants        Deficit           Total
                                               ------         -------       -------         --------        -------           -----
Balance as of
  January 1, 1995                                4,575       $     11       $  3,290           --          $ (4,365)       $ (1,064)

Issuance of Shares
  (Private Placement
   Financing)                                      495              1          1,099           --              --             1,100

Issuance of Shares and
  Warrants in the Initial
  Public Offering                                2,812              6          8,504          1,591            --            10,101

Net loss for the
  period ended
  September 30, 1995                              --             --             --             --            (4,330)         (4,330)
                                              --------       --------       --------       --------        --------        --------

Balance as of
  September 30, 1995                             7,882             18         12,893          1,591          (8,695)          5,807
                                              ========       ========       ========       ========        ========        ========


Balance as of
  January 1, 1996                                9,481             21         22,325           --           (12,213)         10,133

Warrants Exercised                                 315              1          1,018           --              --             1,019

Net loss for the
  period ended
  September 30, 1996                              --             --             --             --           (15,749)        (15,749)
                                              --------       --------       --------       --------        --------        --------

Balance as of
September 30, 1996                               9,796       $     22         23,343           --           (27,962)         (4,597)
                                              ========       ========       ========       ========        ========        ========




   THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      ACCENT SOFTWARE INTERNATIONAL LTD.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          U.S. DOLLARS IN THOUSANDS
                                 (UNAUDITED)

                                                           FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                       ---------------------------
                                                          1995             1996
                                                       -----------     -----------
Cash flows from operating activities
  Net loss for the period                               $ (4,330)       $ (15,749)
  Adjustments to reconcile net loss to net
   cash used in operating activities                        (953)           4,842
                                                        --------         --------
    Net cash used in operating activities                 (5,283)         (10,907)
                                                        --------         --------

Cash flows from investing activities
  Acquisition of equipment                                  (335)            (970)
  Capitalized software development costs                    (446)             (46)
                                                        --------         --------
    Net cash used in investing activities                   (781)          (1,016)
                                                        --------         --------

Cash flows from financing activities
  Increase (decrease) in short-term bank borrowings         (335)            --
  Increase in short-term loans from shareholders            --                415
  Increase in deferred issuance costs                       --               (246)
  Long-term loan from bank                                 1,013            1,550
  Issuance of shares                                      11,201             --
  Warrants and options exercised                            --              1,019
  Repayment of long-term loans                              --                (41)
                                                        --------         --------

    Net cash provided by financing activities             11,879            2,697
                                                        --------         --------

Increase in cash and cash equivalents                      5,815           (9,226)
Cash and cash equivalents at beginning of period              78            9,633
                                                        --------         --------
Cash and cash equivalents at end of period              $  5,893         $    407
                                                        ========         ========

Adjustments to reconcile net loss to
  net cash used in operating activities
   Items not involving cash flows:
    Depreciation and amortization                       $    268         $    695
    Increase in severance pay                                148              104
    Provision for doubtful accounts and sales returns       --                179
   Changes in operating assets and liabilities:
    Increase in trade receivables                         (1,894)             596
    (Increase) decrease in other receivables                --                524
    Increase in prepaid expenses                            (249)             (78)
    Increase in inventories                                 (258)            (179)
    Increase in accounts payable and
      accrued expenses                                     1,032            3,001
                                                        --------         --------
         Net Adjustments                                $   (953)        $  4,842
                                                        ========         ========



   THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      ACCENT SOFTWARE INTERNATIONAL LTD.

                      NOTES TO THE FINANCIAL STATEMENTS
                          U.S. DOLLARS IN THOUSANDS
                                 (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Although the Company believes that the disclosure presented herein is adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and footnotes included in the Company's 1995 Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - INVENTORIES

                                                DECEMBER 31,  SEPTEMBER 30,
                                                    1995          1996
                                              --------------  -------------

           Materials                                   372            448
           Finished goods                            1,287          1,390
                                               -----------     ----------
                                                     1,659          1,838
                                               ===========     ==========
NOTE 3 - SHARE CAPITAL

           In a general shareholders' meeting held on May 22, 1996, the shareholders approved an increase in the number of authorized shares from 10,000,000 to 30,000,000.

           On June 6, 1996, the Company effected a three-for-two stock split. All share and per share data have been retroactively restated in the accompanying financial statements to give effect to this stock split.

NOTE 4 - LIQUIDITY

           As of December 31, 1995 and September 30, 1996, the Company had accumulated deficits of $12.2 million and $28.0 million, respectively, and anticipates that it will continue to incur losses for some time. Working capital decreased from a surplus of $10.3 million on December 31, 1995 to a deficit of $4.4 million on September 30, 1996 due to the Company's continuing operating losses, working capital needs and capital spending.

           Significant increases in sales are essential to the Company's future. The Company is not generating sufficient revenues from its operations to fund its activities. Sales activities at the retail customer level and subsequent cash collections from the Company's customers have been significantly slower than originally anticipated. In addition, due to the nature of sales terms with several large distributors, shipments to certain customers represent consignment sales. Accordingly, as of September 30, 1996, the Company has large balances in receivables and inventory as it continues to establish its position in the marketplace. The Company is dependent on remaining cash and cash equivalents, the timely collection of receivables and obtaining additional financing either through new borrowings or the sale of equity in order to fund its current obligations and continue the development of its technology and the marketing of its products.

           The Company currently does not have sufficient funds available to carry on its operations, including product development and marketing expenditures, as currently being conducted. On October 24, 1996, the Company filed a registration statement with the United States Securities and Exchange Commission relating to the issuance of additional equity. In the event the Company is not successful in securing additional equity financing, management will evaluate certain additional financing alternatives to allow the business to continue to operate. There can be no assurance, however, that additional financing will be available, if necessary, to the Company on commercially-reasonable terms or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company including possibly requiring the Company to curtail or cease its operations.


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

RESULTS OF OPERATIONS

      The Company achieved sales of approximately $603,000 during the three months ended September 30, 1996. The Company incurred an operating loss of approximately $5.7 million in the three months ended September 30, 1996 primarily as a result of (a) a significant expansion of operating activities including product development and marketing activities and (b) less than anticipated OEM revenues being recognized.

      The following table sets forth for the periods indicated the percentage of revenues represented by certain expense items reflected in the Company's Statement of Operations.

                                                          Percentage of Sales
                                                          -------------------
                                           For the three months        For the nine months
                                            ended September 30,        ended September 30,
                                           -------------------        ---------------------
                                             1995          1996         1995         1996
                                             ----          ----         ----         ----
Net sales                                   100.0%        100.0%       100.0%       100.0%
Operating costs and expenses
  Cost of sales                              72.3%        282.8%        62.7%       102.4%
  Product development costs                  31.8%        162.4%        22.8%        51.7%
  Marketing expenses                         67.5%        304.8%        94.6%       171.4%
  General and administrative expenses        40.2%        297.2%        40.2%       105.8%
                                          --------     ---------     --------     --------
Total operating costs and expenses          211.8%       1047.2%       220.3%       431.3%
                                          --------     ---------     --------     --------
Operating loss                             (111.8)%      (947.2)%     (120.3)%     (331.3)%
                                          ========     =========     ========     ========


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

      Net Sales. Net sales decreased approximately 53% to $603,000 in the three months ended September 30, 1996 from $1,296,000 in the three months ended September 30, 1995. The Company's revenues for both the three months ended September 30, 1996 and 1995 were primarily derived from packaged software sales. Overall sales activity in the retail channel was less than anticipated during the three months ended September 30, 1996. Sales of Internet with an Accent, which was released late in the fourth quarter of 1995 and Accent Duo, the company's translation product introduced in the fourth quarter of 1995, accounted for most of the Company's packaged software sales. OEM sales accounted for 18% of total revenues for the three months ended September 30, 1996 and 10% of total revenues for the three months ended September 30, 1995.

      Cost of Sales. Cost of sales increased approximately 82% to $1,705,000 in the three months ended September 30, 1996 from $937,000 in the three months ended September 30, 1995. This increase is attributable to a significant increase in fixed royalty expenses associated with Internet with an Accent, various other fixed royalty fees and significantly increased amortization of software development costs compared to the three months ended September 30, 1995.

      Product Development Costs, Net. Product development costs, net increased approximately 137% to $979,000 in the three months ended September 30, 1996 from $413,000 in the three months ended September 30, 1995. This increase is due primarily to an increase in the number of employees in the engineering department to 70 at September 30, 1996 from 41 at September 30, 1995 and a significant decrease in the percentage of costs capitalized during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Also included in product development costs are the expenses related to development costs incurred by AgentSoft Ltd. ("AgentSoft") which approximated $116,000 in the three months ended September 30, 1996. AgentSoft is the Company's majority owned subsidiary which focuses on the development and marketing of sophisticated agent software products for the Internet and enterprise Intranet.

      Marketing Expenses. Marketing expenses increased approximately 110% to $1,838,000 in the three months ended September 30, 1996 from $875,000 in the three months ended September 30, 1995. The increase in marketing expenses is attributable in part to an increase in expenditures for advertising and public relations which reflects the Company's efforts to increase brand recognition of Accent's products internationally and its launch of Internet with an Accent. A significant portion of the increase in marketing expenses resulted from the expanded activities of Accent Worldwide, the Company's U.S. sales and marketing subsidiary. For the Company as a whole, the number of employees in marketing and sales increased to 31 at September 30, 1996 from 21 at September 30, 1995 and the Company contracted with several independent representatives during the three months ended September 30, 1996.

      General and Administrative Expenses. General and administrative expenses increased approximately 244% to $1,792,000 in the three months ended September 30, 1996 from $521,000 in the three months ended September 30, 1995. This increase was primarily due to an increase in the number of general and administrative employees, as well as an increase in compensation for certain management personnel. General and administrative personnel includes senior executives, finance, legal, human resources and office administration. In addition, the Company experienced delays in the collection of certain customer accounts and recorded a provision for doubtful accounts of approximately $540,000 for the three months ended September 30, 1996.

      Financing Expenses, Net. Financing expenses, net (consisting of net interest expense net of interest income) increased approximately 36% to $15,000 in the three months ended September 30, 1996 from $11,000 in the three months ended September 30, 1995.

      Net Loss. As a result of the foregoing, the Company's net loss increased approximately 292% to $5,726,000 in the three months ended September 30, 1996 from $1,461,000 in the three months ended September 30, 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

      Net Sales. Net sales increased approximately 37% to $4,731,000 in the nine months ended September 30, 1996 from $3,447,000 in the nine months ended September 30, 1995. This increase was due to sales of Internet with an Accent, which was released late in the fourth quarter of 1995 and Accent Duo, the company's translation product introduced in the fourth quarter of 1995. Sales of Internet with an Accent and Accent Duo accounted for most of the Company's packaged software sales during the nine months ended September 30, 1996. Approximately 27% or $1,260,000 of net sales in the nine months ended September 30, 1996 was attributable to two OEM license agreements, primarily for Internet within an Accent, which represent revenue commitments as well as potentially providing additional revenue opportunities based on end-user utilization. These OEM sales occurred primarily in the first quarter of 1996. OEM sales accounted for 35% of total revenues for the nine months ended September 30, 1996 and 8% of total revenues for the nine months ended September 30, 1995.

      Cost of Sales. Cost of sales increased approximately 124% to $4,845,000 in the nine months ended September 30, 1996 from $2,162,000 in the nine months ended September 30, 1995. This increase is attributable to a significant increase in fixed royalty expenses associated with Internet with an Accent, various other fixed royalty fees, an increased number of employees and significantly increased amortization of software development costs compared to the nine months ended September 30, 1995.

      Product Development Costs, Net. Product development costs, net increased approximately 212% to $2,448,000 in the nine months ended September 30, 1996 from $785,000 in the nine months ended September 30, 1995. This increase is due primarily to an increase in the number of employees in the engineering department to 70 at September 30, 1996 from 41 at September 30, 1995 and a significant decrease in the percentage of costs capitalized during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Also included in product development cost are the expenses related to AgentSoft's development costs, which approximated $116,000 in the nine months ended September 30, 1996.

      Marketing Expenses. Marketing expenses increased approximately 149% to $8,109,000 in the nine months ended September 30, 1996 from $3,261,000 in the nine months ended September 30, 1995. The increase in marketing expenses is principally attributable to increased expenditures for advertising, public relations and trade shows. The significant increase in advertising and public relations expenditures reflects the Company's efforts to increase brand recognition of Accent's products internationally and its launch of Internet with an Accent. A significant portion of the increase in marketing expenses resulted from expanded activities of Accent Worldwide, the Company's U.S. sales and marketing subsidiary. In addition, the Company significantly increased the number of employees in marketing and sales to 31 at September 30, 1996 from 21 at September 30, 1995. The increase in marketing expenditures was also due to higher travel and related costs which resulted from expanded sales and marketing efforts.

      General and Administrative Expenses. General and administrative expenses increased approximately 261% to $5,007,000 in the nine months ended September 30, 1996 from $1,387,000 in the nine months ended September 30, 1995. This increase was primarily due to an increase in the number of general and administrative employees, as well as an increase in compensation for certain management personnel. In addition, the Company experienced delays in the collection of certain customer accounts and recorded a provision for doubtful accounts of approximately $1,176,000 for the nine months ended September 30, 1996.

      Financing Expenses, Net. Financing expenses, net (consisting of net interest expense net of interest income) decreased 61% to $71,000 in the nine months ended September 30, 1996 from $182,000 in the nine months ended September 30, 1995.

      Net Loss. As a result of the foregoing, the Company's net loss increased approximately 264% to $15,749,000 in the nine months ended September 30, 1996 from $4,330,000 in the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

      Future sales of the Company's products and proposed products will depend principally on customer demand for multilingual software programs, multilingual Internet products and products utilizing intelligent agent technology. The computer industry has historically been volatile and, as is typically the case with newly-introduced products, the ultimate level of demand for the Company's products is subject to a high degree of uncertainty. Developing market acceptance, particularly worldwide, for the Company's existing and proposed products has required substantial marketing efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of the Company's products. The Company intends to focus its marketing efforts in the future more narrowly so as to achieve greater sales to users of the Company's products.

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

      In addition, and also consistent with industry practice for packaged software companies which are establishing their distribution channel, the Company will, when appropriate, be transferring product through the distribution channel on a consignment basis. In the nine months ended September 30, 1996, significant shipments were made on that basis, resulting in higher inventory balances and working capital requirements. There can be no assurance that such inventory consignment will not result in excess inventory or continued increased working capital requirements for the Company.

      The Company's operating activities used cash of $301,000, $2,622,000, $8,733,000 and $10,907,000 for the years ended December 31, 1993, 1994 and 1995 and for the nine months ended September 30, 1996, respectively. The Company's investing activities used cash of $528,000, $949,000, $1,435,000 and $1,016,000 for the years ended December 31, 1993, 1994 and 1995 and for the nine months ended September 30, 1996, respectively. Financing activities provided $829,000, $3,649,000, $19,723,000 and $2,697,000 for the years ended December 31, 1993,
1994 and 1995 and for the nine months ended September 30, 1996, respectively.

      In January 1995, the Company obtained short-term bank loans amounting to $665,000 for general working capital purposes. Such loans were repaid in May 1995 from the proceeds of the Private Placement (as defined below). In April 1995, the Company borrowed $1,000,000 from certain persons, including certain shareholders, which borrowings were converted into units that were issued in the Private Placement. To date, the Company's capital requirements in connection with its development and marketing activities have been and will continue to be significant. Since its inception, the Company has financed its operations primarily through net proceeds from sales of equity securities, bank and other credit facilities, various government guaranteed long-term loans under the Approved Enterprise Program which is administered by the Israel Investment Center, revenues from sales of its word processing and Internet software and loans from certain affiliated parties. In addition, the Company utilized certain of the proceeds of the IPO to bring creditors current in the amount owed to them.

      In May 1995, the Company received net proceeds of $2,600,000 from a private placement (the "Private Placement") of units consisting of Ordinary Shares, warrants to purchase Ordinary Shares and an unsecured promissory note. Accent received net proceeds of $9,785,000 from the IPO of Ordinary Shares and warrants to purchase Ordinary Shares (the "IPO Warrants") in July 1995. The Company called the IPO Warrants for redemption in November 1995, as a result of which substantially all of the IPO Warrants were exercised, raising proceeds to the Company of $8,160,000.

      From August 1996 to October 1996, the Company borrowed an aggregate of $1,335,000 from IMR Fund, L.P. ("IMR Fund"), consisting of (i) a $425,000 loan at 12% made in August 1996 and (ii) $910,000 in loans at 10% made in October 1996. IMR Fund has also committed to the Company to provide the Company with additional loans of $165,000 at 10% during November 1996. In connection therewith, IMR Investments V.O.F. ("IMR Investments") was issued warrants (the "IMR Warrants") to purchase 175,000 Ordinary Shares. IMR Investments has agreed to purchase up to 9.9% of the Units being offered in the public offering at an aggregate purchase price not to exceed $1,500,000. The Company intends to repay the $1,500,000 loan out of the net proceeds of the Offering; to the extent that the gross proceeds to the Company from IMR Investments' purchase of Units offered in the public offering are less than $1,500,000, an amount equal to the difference between $1,500,000 and the gross proceeds to the Company from IMR Investments' purchase of Units offered in the public offering will be converted into Units at the public offering price per Unit less $0.10.

      Long term bank loans received as part of the Approved Enterprise Program totaled $3.9 million as of September 30, 1996, an increase from the $2.4 million outstanding as of June 30, 1996. The Law for the Encouragement of Capital Investments, 1959 provides that capital investment in certain production facilities (or other eligible assets) may, upon application to the Israel Investment Center which administers the program, be designated as an "Approved Enterprise." Each certificate of approval for an Approved Enterprise relates to a specific investment program in the Approved Enterprise, delineated both by the financial scope of the investment and by the physical characteristics of the facility or other asset. The Company is eligible to receive guaranteed loans of approximately $4.4 million under the Approved Enterprise Program.


PART II - OTHER INFORMATION

Item 6  - Exhibits and Reports on Form 8-K

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



                                    ACCENT SOFTWARE INTERNATIONAL LTD.
                                                (REGISTRANT)


Date:  November 7, 1996                   By:  /s/ Michael Sondhelm
                                               ---------------------------------
                                               Michael Sondhelm
                                               Controller
                                               (Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.             Description

27                      Financial Data Schedule