Form 10-K
period 1996-12-31
ACCENT SOFTWARE INTERNATIONAL LTD
filed 1997-03-31
CIK 945321

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                    FORM 10-K

                               -----------------

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1996

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 0-26394

                       ACCENT SOFTWARE INTERNATIONAL LTD.
--------------------------------------------------------------------------------
             (Except Name of Registrant as Specified in its Charter)

                              ISRAEL                                                               N/A
-------------------------------------------------------------------       ----------------------------------------------------
          (State or Other Jurisdiction of Incorporation or                         (I.R.S. Employer Identification No.)
                          Organization)

                             28 PIERRE KOENIG STREET
                                 P.O. BOX 53063
                             JERUSALEM 91530 ISRAEL
                               011-972-2-6793-723
--------------------------------------------------------------------------------
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)


           Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class          Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
              NONE                                       ---

           Securities registered pursuant to Section 12(g) of the Act:
--------------------------------------------------------------------------------
               ORDINARY SHARES PAR VALUE NIS .01 PER SHARE UNITS,
 CONSISTING OF ONE ORDINARY SHARE AND ONE WARRANT TO PURCHASE ONE ORDINARY SHARE



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 26, 1997 (computed by reference to the last reported closing sale price of the Common Stock on the Nasdaq SmallCap Market on such date): $22,170,000.

On March 26, 1997, the registrant had outstanding 11,696,442 Ordinary Shares (including 1,800,000 Ordinary Shares included in the registrant's outstanding Units).

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement to be delivered to shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the 1997 Annual Meeting of Shareholders of the Registrant are incorporated by reference into Part III of this Report.

                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                                               Page
                                                      PART I
Item 1.      Business............................................................................................1
Item 2.      Properties.........................................................................................15
Item 3.      Legal Proceedings..................................................................................15
Item 4.      Submission of Matters to a Vote of Security Holders................................................15

                                                      PART II

Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters..............................16
Item 6.      Selected Consolidated Financial Data...............................................................19
Item 7.      Management's Discussion and Analysis of Financial Condition and Results
               of Operations....................................................................................20
Item 8.      Consolidated Financial Statements and Supplementary Data...........................................28
Item 9.      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.............................................................................53

                                                     PART III

Item 10.     Directors and Executive Officers of the Registrant.................................................53
Item 11.     Executive Compensation.............................................................................53
Item 12.     Security Ownership of Certain Beneficial Owners and Management.....................................53
Item 13.     Certain Relationships and Related Transactions.....................................................53

                                                      PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................54


                                     PART I

ITEM 1.     BUSINESS.

OVERVIEW

     Accent Software International Ltd., and its subsidiaries ("Accent" or "the Company"), a corporation organized under the laws of the State of Israel, designs, develops, markets and supports multilingual Internet and text processing software products. Accent's products address the growing need for organizations and individuals to view, create, edit and exchange information in languages other than English. Through the Company's 84%-owned subsidiary AgentSoft Ltd. ("AgentSoft"), Accent also develops and markets intelligent agent based software tools and products for process automation over the Internet. The Company's wholly-owned United States subsidiary, Accent Worldwide, Inc., performs various administrative and marketing activities for all the Company's operations and its wholly-owned European subsidiary, Accent Software International (Europe) Ltd., performs sales and marketing activities in Europe. Through 1996, Accent's products were marketed in more than 30 countries, primarily through retail distribution channels. Beginning in 1997, Accent's market focus has shifted to one of providing its technology and experience in developing language solutions and intelligent agent software primarily to OEM and corporate customers.

     Accent has used its multilingual software globalization technology as a platform to launch several multilingual Internet products addressing the needs of its target users. By offering an expanded line of multilingual Internet user applications and development tools, Accent seeks to secure a position as the multilingual solution of choice among Internet users, enabling Accent to capitalize on the growth and increased internationalization of the Internet. In December 1995, Accent introduced Internet with an Accent, which enables users to author HTML, browse the Web and process e-mail in a wide variety of languages and alphabets independent of the local language version of the Windows(R) operating system. Accent broadened its Internet product line through the release in June 1996 of Navigate with an Accent, a multilingual browser plug-in for Netscape Navigator(TM). In early 1997, Accent released Accent Global Author, a Web authoring tool designed for corporate users, and will release the commercial version of the Accent Global Development Kit, a set of standards and tools that will enable the globalization of any Windows software application, and WebTamer, a package of Internet utilities including intelligent agents and an application that automates the retrieval of frequently viewed Web sites.

     As the Internet continues to grow in terms of the number of users, geographic diversity and breadth of information, Accent management believes that demand for software applications for information access and management, electronic commerce and systems and network management will increase significantly. Accent management believes that many of these software applications will require multiple languages and will be based on intelligent agent technology. Intelligent agents are electronic assistants that will help automate the Internet by performing complex, repetitive or time-consuming operations. In order to capitalize on the expected growth of this market, Accent established AgentSoft in February 1996, which is dedicated to the development of intelligent agent-based technology and applications for the Internet and enterprise Intranet. Through the introduction of WebTamer, the Company is seeking to establish itself as a leading participant in the emerging market for Internet products based on intelligent agent technology.

     Accent, together with its subsidiary AgentSoft, is seeking to strengthen its position as a leading language and intelligent agent software solutions company. To achieve this position, Accent has developed a business strategy that
(i) leverages its experience in multilingual software development; (ii) emphasizes intelligent agent and software globalization technologies, including providing custom solutions and consultation services; (iii) adds new technologies to its technology platforms ; and (iv) develops strategic relationships with leading industry participants.

INDUSTRY BACKGROUND

     Internet

     The Internet is a global collection of computer networks that links thousands of public and private computer networks and millions of public and private computers around the world. Developed in 1969, the Internet acts as a "network of networks," allowing computers connected to the Internet to communicate with each other using the Internet Protocol (TCP/IP). The Internet has historically been used primarily by academic institutions and government agencies to exchange information via electronic mail. In recent years, the Internet has experienced rapid growth in use and increased globalization as a result of, among other things, the growth in the number of commercial hosts, the expanded breadth of information content, an increase in the installed base of personal computers, improvements in telecommunications infrastructure supporting Internet use and technological advances such as improved graphical user interfaces, all of which make the Internet more useful and easier to use.

     Various industry sources estimate that the Internet had 56 million users at the end of 1996 and that the number of Internet users could grow to between 150 million and one billion by the year 2000. International Data Corporation estimated that in 1996 approximately 27% of Internet users were located outside the United States and forecasted that non-U.S. Internet users will grow from 1995-1999 at a compound annual growth rate of 65% versus 25% for U.S. Internet users. The Company believes that a significant portion of the increased growth in Internet use will be driven by users who prefer or need to use languages other than English and by users who need to communicate in more than one language.

     World Wide Web

     The Web, a client/server network of hyperlinked multimedia databases, was introduced in 1992. The Web enables users to find, retrieve and link information on the Internet in a consistent way that makes the underlying complexities transparent to the user. Electronic documents are published on Web servers in a common format described by the Hypertext Markup Language ("HTML"). The Web can be easily accessed using client software known as Web browsers that use a standard protocol called Hypertext Transfer Protocol ("HTTP"). The Web allows users to offer and retrieve textual, graphical and other information. The vast amount of information available on the Internet will require new products that can automate the retrieval of information. This is where intelligent agent technology will be used.

     Intranet

     The technology and protocols that led to the development and rapid growth of the Internet and the Web have been applied to expand the use of private data networks through the development of Intranets. In many instances, the same software applications in use on the Internet can be applied to Intranets, thereby broadening the market for such Internet software applications.

THE ACCENT SOFTWARE STRATEGY

     Accent's business objective is to be the premier language solutions company while establishing itself as a leading participant in the emerging market for Internet products based on intelligent agent technology. To achieve these objectives, Accent's business strategy is to:

     o Leverage its experience in multilingual software development. Accent believes it is positioned to capitalize on the opportunities for multilingual Internet and word processing applications and development tools due to its experience in multilingual software development. The Company has been developing multilingual software since 1988. In 1991, it collaborated with Microsoft to develop the bi-directional Hebrew and Arabic versions of the Windows operating system. Through the development of its word processing and Internet products during the past five years, the Company has acquired significant experience in designing software to meet the requirements of multilingual users. The Company is leveraging its experience to develop Accent Global Development Kit, a set of standards and tools that will enable the globalization of any Windows software application utilizing the Company's multilingual technology.

     o Emphasize intelligent agent and software globalization technologies. The Company intends to emphasize continued development of its state-of-the-art intelligent agent and software globalization technologies, which management anticipates will lead to the development of new products and product extensions, particularly for the Internet and Intranets. Examples of such products are the Company's WebTamer product, an Internet user productivity tool that includes intelligent agent technology, and its Navigate with an Accent multilingual browsing plug-in for Netscape Navigator, which applies the globalization technology to browsing on the World Wide Web.

     o Add new technologies to its core technology platforms. Accent believes the development of the Internet will create opportunities for the introduction of new products incorporating intelligent agents and other new technologies. In order to capitalize on the expected future growth of this market segment and to broaden its Internet product line beyond multilingual based software, Accent established, in February 1996, AgentSoft, a majority-owned subsidiary dedicated to the development of intelligent agent-based software applications for the Internet. AgentSoft's development program is headed by a team of leading experts in distributed artificial intelligence technology research. AgentSoft's intelligent agent technology will be included, for the first time, in WebTamer. Accent expects that AgentSoft will provide it with competitive advantages in new product development and product enhancement, as well as time-to-market advantages for intelligent agent based Internet software. In the future, the Company intends to develop intelligent document technology which it expects to use in tasks such as automated translation indexing, abstraction, editing and rewriting.

     o Develop strategic relationships with leading industry participants. As a leading supplier of multilingual Internet development tools and multilingual software solution applications software for the Internet, Accent is positioned to enter into strategic alliances with leading industry participants. Accent believes such alliances, which may include joint marketing and sales and joint product and technology development efforts, will become increasingly important as the Internet continues to grow. Accent pursues strategic relationships with leading industry participants and, in addition to its collaboration with Microsoft in 1991, is a member of Netscape's Development Partners Program, which led to the development of Navigate with an Accent, its browser plug-in that adds multilingual capability to Netscape Navigator. Accent is also an associate member of the Unicode Consortium, an industry-wide collaborative effort to establish universal language coding standards.

THE ACCENT LANGUAGE SOLUTION

     Accent is a leading supplier of multilingual word processing software. Accent's word processing products are multilingual on three different levels:
(i) user interfaces; (ii) working languages and keyboards for input; and (iii) utilities. Users of Accent's word processing software can, at the click of a mouse button, quickly and easily change the user interface language to match their preference. In addition, the user interface language need not be the same as that used for word processing.

     Accent's multilingual word processing software enables users to input text in over 30 languages utilizing seven alphabets without changing the user's basic keyboard hardware. Users can choose from more than 50 different keyboard layouts, with characters specific to the language chosen. Accent's word processing software allows users to choose and mix languages (including bi-directional languages) on the same page or even in the same sentence, while the choice of a keyboard for a particular language is entirely independent of the user interface language. Accent also offers a set of comprehensive utilities as part of its word processing software, such as a spellchecker, thesaurus, single-word spot translation, document translation and hyphenation programs, in a variety of languages that automatically adjust to the language of the text.

 The Accent Product Line. The Accent product line features Accent Professional, the Company's most comprehensive multilingual word processing product, providing word processing functionality and language utilities for a broad range of languages, including, among others, the five major European languages (English, French, German, Italian and Spanish) and Russian. Accent Professional incorporates several add-ins licensed from third parties including additional Bitstream fonts, Delrina's WinFax and the Lotus Organizer. Accent Special Edition is targeted to users who need advanced word processing functionality and language utilities primarily for the five major European languages plus Portuguese. Accent Express provides basic multilingual word processing functionality, and is positioned as a relatively low priced, mass market software product.

 The Dagesh Product Line. Accent introduced the initial version of Dagesh, its first multilingual word processing product and the predecessor of the Accent product line, in Israel in December 1992. Dagesh, like Accent 2.0, is bi-directional and allows users to enter text in Hebrew, English, Russian and selected European languages. A revised version of Dagesh, Dagesh 2.1, was released during the first quarter of 1997.

 The Accent Duo Product Line. The Company's Accent Duo line of word processors integrates the Language Assistant Series products licensed from Globalink Inc. ("Globalink"). The Language Assistant Series products are full-sentence, natural language translation programs which use machine translation technology to translate text from one language to another. Because human language is complex, the translation results will vary depending on the source text for each translation. The draft translations produced by the Accent Duo Products with Language Assistant enable a user to handle day-to-day communications in foreign languages quickly, inexpensively and easily. The draft translations may also be edited using the tools provided by Accent's multilingual word processor. The Accent Duo product line consists of Language Assistant products with translation capabilities for English-French, English-German, English-Italian and English-Spanish.

 The GDK Product Line. The Global Development Kit ("GDK") is a new software product being developed by Accent which will allow software companies to rapidly localize software products for different languages. As companies start to sell products around the world, they will experience the need to localize their products to the native language of the region. The GDK is a programming interface that allows programmers to write software in English and then have all of the display text translated and display boxes resized for that new language text. The result is the ability to launch software products more rapidly around the world, allowing companies to experience greater returns through expanded markets.

     In addition to the proprietary programming interface, Accent will be offering companies the consultation services of performing the localization if the engineering is not available inside the company. This service is expected to generate additional revenue and profit for the Company.

THE ACCENT INTERNET SOLUTION

     Internet Productivity Tools

     The Company's WebTamer suite of Internet productivity tools will contain state-of-the-art, innovative Internet productivity tools which will speed the use of the Internet. WebTamer, currently available in its beta version, will be the first Accent product to feature Java-based proprietary intelligent agent technology developed by AgentSoft. WebTamer will enable users to save time by automating much of what Internet users do on the Web. WebTamer has a unified interface to a collection of utilities, including intelligent agents, that make Web browsing and searching easier, quicker and more enjoyable. WebTamer also offers an extensible architecture, to which new agents and plug-ins can be easily added. With Accent's Internet Request Time Compression technology, WebTamer will enable users to access pages on the Web faster than ever before.

     WebTamer contains Internet productivity tools that perform such important activities as off-line browsing, single-click page saving and metasearch across multiple search engines. WebTamer for Netscape Navigator is expected to be followed by WebTamer for Microsoft Internet Explorer. WebTamer will also be made available as an OEM product for preloading and bundling as well as for licensing for corporate use.

     WebTamer offers the following productivity-enhancing utilities:

         o AgentSoft LiveAgent--a patent-pending technology that lets a user create personalized intelligent agents in Java to automate whatever the user would do in a browsing session.

         o AgentSoft SearchAgent--activates multiple Internet search engines simultaneously and combines results in one report filtered to user needs, graded for relevance, with duplicates removed.

         o Speed Browse--with Accent's Internet Request Time Compression technology, the user can mark interesting links, and WebTamer will automatically download those pages in the background, waiting and ready for the user to read them.

         o Scheduled Off-line Browsing--reduces waiting time and connection costs by automatically delivering Web pages according to the user's requests.

         o Site Change Notifier--notifies the user when a favorite Web site changes.

         o Site Saver--saves entire Web pages, including embedded graphics, in one simple step.

         o WebFiler--saves and organizes Web content locally on hard drive, with full retrieval; includes built-in search engine.

         o Total Recall--advanced history list offers one-click path to any Web site visited, even in prior browsing sessions.

         Multilingual Internet Products

     The Internet was originally developed in the United States. Consequently, nearly all Internet services, software and content are in English. Prior attempts to serve the needs of non-English speaking users or users that require multilingual Internet solutions have traditionally been addressed by developing a solution in English and then producing separate versions of the solution in other languages. This localization approach restricts the portability of single language solutions because the user is generally required to use a specific language version of Windows. The Accent solution, Internet with an Accent, provides a single globalized approach focused on the needs of Internet users who seek to access the Internet in languages other than English or in more than one language by providing a comprehensive and multilingual solution to working with Internet content. Internet with an Accent provides Internet users with full functionality in more than 30 languages, including bi-directional languages such as Arabic and Hebrew, independent of the local language version of the Windows operating system. The Internet with an Accent suite includes the following applications:

         o Navigate with an Accent--enables a user to browse pages on the Web that have been published in any of more than 30 languages and ten alphabets. Navigate with an Accent is capable of displaying Unicode and substantially all other encodings used on the Internet today and provides user interfaces in more than 20 languages. Navigate with an Accent can detect a character set (alphabet and accented characters) of an appropriately configured Web site and automatically switch to that language. Navigate with an Accent is a multilingual plug-in for Netscape Navigator based on the Spyglass Mosaic Browser, which is licensed by Accent. For those users of Internet with an Accent who do not use Netscape Navigator as their primary browser, Accent provides Accent Multilingual Mosaic, which serves as a stand-alone browser with all the functionality of Navigate with an Accent.

         o Accent Global Author--enables users to create Web pages in more than 30 languages. Based on Accent's WYSIWYG (What You See Is What You Get) word processing technology, the Accent Global Author enables creation of Web pages in seven alphabets in the same documents (with Asian language capabilities to be added to the Pacific Rim version scheduled for release later this year). Accent's multilingual HTML offers a user-friendly solution to producing multilingual Web pages without requiring users to obtain language-specific operating systems or keyboards. This authoring tool also allows creators of Web sites to program options into their web pages allowing users to view these sites in the language of their choice.

         o Accent Multilingual MailPad--an e-mail add on that enables users to send and receive e-mail in more than 30 languages under any language version of Windows. It allows users to send electronic messages in any of the languages supported by Accent Multilingual MailPad and allows users to send messages containing multiple languages and alphabets. For instance, a user can send a message with Greek, Spanish and Arabic text in the same message even though the three languages have different alphabets and despite the fact that Arabic is written predominantly right-to-left and Greek and Spanish left-to-right. Accent Multilingual MailPad enables users to create a message in English or any of the 30 other languages and send it seamlessly by clicking on the "Send Mail" icon on the tool bar. Internet with an Accent includes the Pronto e-mail client, licensed from CommTouch

                  Software, Inc. and also works with any MAPI-compliant e-mail package such as Microsoft Exchange or Group Wise.

         o Accent Multilingual Viewer--enables users to view content and e-mail in any combination of the languages supported. Accent has created a viewer program that works with mainstream browsers as a helper application to enable viewing of multilingual content, whether originating from an Accent word processor, from Accent Global Author or from Accent Multilingual MailPad. Accent's Multilingual Viewer supports advanced formatting, such as columns and tables, and also displays multiple documents simultaneously and in several different zoom modes. The Accent Multilingual Viewer is supplied both in the Internet with an Accent suite and is available for downloading at no cost from Accent's Web site. Accent Multilingual Viewer is also available as part of Navigate with an Accent, the Company's plug-in for Netscape Navigator.

     Accent intends to broaden its Internet product line through the introduction of certain new products in 1997, including the release of a Pacific Rim version of Internet with an Accent (supporting the Chinese, Japanese, Korean and Thai languages).

DISTRIBUTION AND MARKETING

     The Company's principal target market segments are corporate, academic, government system developers, systems integrators and individual customers. To reach these target markets, the Company relies on a variety of distribution channels, OEMs, direct sales, alternative distribution channels, retail and ISPs. The Company's principal markets are the United States, Canada and Europe. The Company believes that the Pacific Rim market will become increasingly important in the future, although only limited sales have been made to date in such market.

 Original Equipment Manufacturers (OEMs). OEMs consist of hardware manufacturers, system integrators (i.e., VARs) and software publishers. Accent has made OEM sales (either directly or through agents or distributors) to such major manufacturers as IBM, Digital Equipment Corporation, Compaq, Lotus, Packard Bell, AT&T and Creative Labs. The OEM segment purchases large volumes of product or product licenses at relatively low cost to bundle with hardware and/or software prior to end-user purchase. OEM sales are typically high volume and are made at relatively high margins because they involve little or no marketing, manufacturing, shipping or product return costs. The Company believes that sales of its low end products through this channel can help increase high end upgrades by quickly increasing market penetration and capturing the attention of people who influence users' purchasing decisions.

 Direct Sales. Accent uses a combination of direct and manufacturer's representatives, which total approximately 12 people worldwide dedicated to direct sales efforts. Accent's sales force operates from its sales offices located in Colorado Springs, Colorado, London, England, and Jerusalem, Israel. The Company sells direct or through its representatives to OEMs, ISPs and key corporate accounts.

 Alternative Distribution Channels. Accent believes electronic distribution of its products will become increasingly important with the expected development of Internet-based commerce. The Company is currently exploring electronic distribution and is already distributing beta and time-limited Accent Internet products over the Web, at no cost.

 Retail Sales. Accent has developed a multi-level retail distribution structure in each of its major geographic markets, including distributors, dealers and chain stores. The Company generally sells its products directly to large distributors who, in turn, sell to smaller dealers or directly to retailers. Accent currently has distribution agreements with some of the largest distributors in the United States, Europe and Latin America, including Ingram Micro, Tech Data, Computer 2000 and Merisel, and its products are sold by major software retailers, including CompUSA, Computer City, Software Etc., Karstadt (Germany) and Interdiscount (France).

     In December 1996, Simon and Schuster Publishing agreed to assist Accent with distribution marketing in the United States. Simon and Schuster, believed to be one of the largest software distributors in the United States, will provide improved economies of scale in the retail channel for Accent. Using Simon and Schuster as its primary distributor in the United States should result in reduced costs and better service in the retail market. Accent will continue to use other distribution channels for customers not serviced by Simon and Schuster.

     On occasion, the Company also sells products directly to certain large retailers. In smaller niche geographic markets, the Company may also establish a direct sales channel to dealers. The Company intends to selectively expand its retail distribution network as the Company develops additional marketing programs for its products over the next year.

 Internet Service Providers (ISPs). ISPs typically sell end-user and business customer connections to the Internet as well as access to basic Internet services such as the Web and e-mail. ISPs usually offer Internet access software to subscribers. Although the Company is not currently generating significant revenues from ISPs, management believes that there are opportunities to increase revenues generated from ISPs through the bulk sale of the Company's Internet software, optional software upgrades and payments for each new Internet subscriber introduced to the ISPs by the Company.

 Marketing. The Company has historically utilized a variety of marketing programs to stimulate and build long-term demand for its products, including public relations, advertising, trade shows, direct mail, catalogs and on-going customer communications. Consistent with the Company's revised business plan, future marketing programs will be highly focused toward selling products into specific market segments and ultimately through to the end-user. During fiscal 1997, the Company will introduce market programs that are specifically sales oriented, rather than image or brand-awareness oriented. Specific programs will be targeted toward the Company's primary revenue sources, OEM and direct sales, as well as to market segments such as corporate, academic and government, which management believes have significant potential for use of the Company's current and planned products.

     The Company intends to de-emphasize lower margin retail sales and increase its proportion of higher margin licensed sales. Marketing programs that provide a favorable return on investment will be continued and/or expanded. Underperforming programs have been modified, replaced, or canceled. The Company expects to reduce its expenditures on higher cost marketing efforts (i.e., trade shows, general media and trade advertising) and concentrate its marketing expenditures on direct marketing, direct selling, specifically targeted trade advertising, targeted Web advertising and cooperative marketing efforts with the Company's distributors and dealers that target the Company's key market segments.

PRODUCT DEVELOPMENT

     The Company has developed, and will seek to develop or acquire, technology that it believes will give it a competitive advantage, such as its core multilingual and intelligent agent technologies. Accent's core development team consists of approximately 26 software engineers and 31 other employees engaged in product development and enhancement, quality assurance, project management, technical support, translation and documentation activities. In addition, AgentSoft has its own engineering staff, headed by a team of experts in artificial intelligence technology research. Certain non-core technology is licensed by the Company from third parties, enabling the Company to utilize its development personnel and resources more effectively and to reduce product time to market. The Company's expenditures in product development were $1,075,000 in 1994, $1,797,000 in 1995 and $3,432,000 in 1996.

     Accent's strategy for future products is expected to be focused on (i) advanced intelligent agent based products utilizing AgentSoft technology; (ii) additional Internet productivity tools as part of its WebTamer product line;
(iii) enhanced text processing and authoring capabilities; (iv) intelligent document based products; and (v) enhanced language utilities such as more advanced translation products.

     The Company's near term product development efforts are focused on the release of new products and product enhancements including its WebTamer, the first in a line of Internet user productivity tools, enhancements to its Internet with an Accent suite including the addition of Asian language capabilities in the Pacific Rim version and its Accent Global Development Kit, a set of standards and tools that will enable the globalization of any Windows software application. The Company's long term development efforts also will focus on the development of additional Internet productivity tools as part of its soon-to-be-released WebTamer product line.

     The Company believes that the development of intelligent agent technology will position it to more fully exploit the commercial potential of the Internet and Intranets. Intelligent agents are electronic assistants, programs that undertake tasks that would normally be carried out manually. Agents can either be anchored, residing on an individual user's machine, or can be mobile, capable of moving from machine to machine. Agents can also be either client- or server-based. With the rapid growth of the Internet and Intranets, the Company believes that applications for electronic agents are beginning to reach their commercial potential. For example, the Company believes significant opportunities may exist for the application of intelligent agents in areas such as network user productivity enhancement, workflow and coordination, scheduling and electronic commerce.

     The Company expects that both it and AgentSoft will develop intelligent document processing technology that the Company will use in products applying artificial intelligence concepts to document processing and other applications. Currently available word processing programs merely reformat the characters on a page, whereas intelligent document processing technology enables the content of a document to be analyzed, allowing the application to undertake tasks such as automated translation indexing, abstracting, editing and rewriting.

     From time to time the Company has experienced delays in introducing new products and product enhancements and there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products or product enhancements. In addition, there can be no assurance that such new products or product enhancements will meet the requirements of the marketplace and achieve market acceptance. Any such failure could have a material adverse effect on the Company's business, operating results or financial condition.

     Certain of the Company's technology was developed with the assistance of research grants received from the Office of the Chief Scientist of the Ministry of Industry and Trade of the Government of Israel (the "OCS") pursuant to the Law for the Encouragement of Industrial Research and Development, 1984 (the "Research Law"). No OCS funding has been received since 1993.

COMPETITION

Word Processing Products

     The Company's primary competition in the multilingual word processing market includes Gamma Productions Inc.'s Universe program and WYSIWYG Corp.'s Universal Word program.

     In the single language word processing market in Israel, the Company's Dagesh product line competes directly with the Hebrew version of Word for Windows and with Q-Text for Windows. Additionally, the Company's products compete with a number of single-language Windows word processing programs that are available in different languages. The Company competes primarily with Word for Windows and WordPerfect for Windows in those markets where these competitors have add-on kits to add additional languages to their products.

     While Accent believes that the multilingual aspects of its products give it significant differentiation and expects its existing technological base to give it an advantage over competitors who intend to enter this market, there can be no assurance that Accent's products will retain either their differentiation or their competitive lead for any specific period of time.

Software Globalization Tools

     The Company intends to enter the market for software globalization tools with its Accent Global Development Kit. The Company expects this market to be highly competitive with companies such as Gamma Productions Inc., which already have products in this market.

Intelligent Agent Products

     The Company has identified competing activities in agent development environments and agent applications. Most prominent among these potential competitors are the providers of templates and infrastructures for the development of agents and agent applications. Existing or potential future competitors include: General Magic's Tabriz AgentWare and Tabriz Agent Tools-Tabriz AgentWare, AutoNomy-AutoNomy Corporation in conjunction with Cambridge Neurodynamics, Bits & Pixels's Java Intelligent Agent Library, IBM's AgentBuilder, and CyberAgent Technology by FTP Software, Inc.

     The agent application providers are another source of competition. The majority of these agents are information gathering. Existing or potential future competitors include: Surflogic's SurfBots, Travsoft's WebEx, Net mind's URL-minder, First Floor's Smart Bookmarks (also distributed as Netscape's SmartMarks), Agents Inc.'s Firefly-Agents Inc., Andersen Consulting's server based agents (InfoFinder, ContactFinder, Bargainfinder, and NewsFinder), Quarterdeck's WebCompass and Forte's FreeAgent.

         Internet Products

     The market for the Company's products is highly competitive and competition is increasing as additional market opportunities arise. Many of these competitors have significantly greater resources than the Company. The Company competes with Alis Technologies, Inc., which has also released a Spyglass-based multilingual browser and authoring suite. The Company also competes with Quarterdeck's Internet Suite, CompuServe's Spry Division's Internet in a Box, Netscape's Personal Edition and other basic Internet software suites. In addition, the Company competes with the localized versions of browsers developed by major industry participants such as Netscape, Microsoft and NetManage Inc. ("NetManage"). Microsoft Internet Explorer 3.0 incorporates improved multilingual display capabilities. However, unlike Accent's browser, this product requires Windows 95 to display some languages, and in the opinion of management, provides less comprehensive and flexible language display capabilities than the Company's browser. Microsoft's Front Page web-authoring product is expected to include certain Unicode features. In addition, Netscape has begun to add certain additional multilingual capabilities to its products.

     The Company believes that the principal competitive advantage of its internet products is the ability to display the full diversity of Web content available today without the concomitant use of a local language version of Windows, and the broad multilingual Web authoring and e-mail capabilities.

PRODUCT SUPPORT AND MAINTENANCE

     Accent's Product Support Group provides the non-technical services needed to successfully deliver and support the Company's products in the marketplace. These services include translation, technical support, quality assurance, training and documentation.

     Accent believes that the availability of high-quality technical support is critical to the successful establishment of its software products and brand image in the marketplace. To this end, the Company has established contract telephone technical support centers in the United Kingdom (serving all of Europe) and in the United States. These support centers can also refer more difficult problems to the Company's Jerusalem-based Technical Support Group, which handles technical support for the Israeli market. Worldwide technical support is also available over the Internet, CompuServe and via facsimile. The Company provides installation support on all of its products, with the exception of certain OEM arrangements in which the OEM provides such support.

     The Product Support Group also includes employees who are responsible for quality assurance. Specifically, such employees review, test and verify software design (both manually and through automated testing procedures), manage alpha (internal) and beta (external) testing of the Company's products prior to their release, review all printed documentation and manage the "change request" database pursuant to which suggested product enhancements are implemented and software errors are corrected.

MANUFACTURING AND FULFILLMENT

         The Accent product line is manufactured (printing, CD-ROM duplication and packaging) primarily by Lotus Development and Sonopress, both located in Dublin, Ireland. The Company believes this gives it high quality manufactured products as well as credibility with potential distributors and customers. Additional U.S. sources are expected to be developed in 1997. The Dagesh product line is manufactured by various manufacturers in Israel to high quality standards set by the Company.

         All international distributor and dealer orders are currently processed in Jerusalem. Most of these orders are filled directly by Lotus or Sonopress from the manufacturing sites in Ireland. Local fulfillment for small order quantities is provided through contract fulfillment centers in the United Kingdom (for Europe) and Pennsylvania (for North America). Orders from within Israel are filled directly from Jerusalem.

         In the near term, as sales increase in the United States, the Company expects to have some of its products manufactured and fulfilled in the U.S. Additionally, as sales increase in Asia and Latin America, the Company will consider the establishment of manufacturing, fulfillment and support capabilities in those areas.

         By the end of the first quarter of 1997, the Company will transfer the manufacturing and fulfillment activities currently being done by Lotus to Sonopress. Although the Company believes that its relationship with its manufacturing and fulfillment partners is satisfactory and that it is unlikely that they would terminate their relationship with the Company, there can be no assurance that these partners will continue to dedicate sufficient production capacity to satisfy the Company's product requirement on commercially reasonable terms or within scheduled delivery times. Any interruption of the Company's arrangements with these partners could cause a delay in the production of the Company's products for delivery to customers. In addition, while the Company believes that if any of these partners were unable or unwilling to continue to manufacture the Company's products, other manufacturers would be readily available, there can be no assurance that arrangements with alternative manufacturers could be established on a timely basis, on commercially reasonable terms, or at all. The absence of suitable manufacturing arrangements would have a materially adverse effect on the Company's operations.

PROPRIETARY RIGHTS

         The Company regards its products and the processes used to produce them as proprietary trade secrets and confidential information. Like many software companies, the Company relies on a combination of trademarks, trade secret and copyright law to establish and protect proprietary rights in its products. In addition, the Company attempts to protect trade secrets and other proprietary information through confidentiality agreements with its employees, outside consultants and potential business partners. The Company requires all of its employees to sign such confidentiality agreements as a condition of employment.

         The Company currently holds no patents. However, the Company has established an internal process which it believes will result in the filing of one or more applications for patent protection within the next year. In addition, AgentSoft currently has one patent application pending and anticipates filing additional applications as appropriate. Nevertheless, there can be no assurance that any patent application filed by the Company or any of its subsidiaries for any of their technology or products derived therefrom will be granted.

         The Company provides its products to customers under non-exclusive, non-transferable licenses. The Company has not required end-users of its products to sign license agreements. Instead, the Company includes a license agreement in its product packaging. It is uncertain whether license agreements of this type are legally enforceable in all countries and jurisdictions in which the products are marketed.

         The Company believes that its products are proprietary and are protected by copyright, trade secret and trademark law, as well as by the contractual agreements described above. However, certain protections, such as limitations on use of a product and limitations on warranties and liability, are not afforded by copyright law and may not be available without an enforceable license agreement. Moreover, there can be no assurance that the proprietary technology of the Company will continue to be secret or that others will not develop similar technology and use such technology to compete with the Company. The Company does not currently include in its products any mechanism to prevent or inhibit unauthorized copying or usage, with the exception of its HebCorel product sold in Israel which contains a mechanism to prohibit unauthorized use. However, the Company is considering including such protection in products targeted for certain markets where piracy is a major issue, such as the countries of the former Soviet Union, Central and Eastern Europe, India and some third world countries.

The following chart describes the status of the Company's and its subsidiaries' trademarks:

MARK                                                                 STATUS
----                                 -------------------------------------------------------------------
                                                 REGISTERED                      APPLICATION PENDING
Accent                               United Kingdom, Germany, France,       United States, Italy, Spain
                                     Benelux

LanguageWare                         United States, United Kingdom,
                                     France, Israel

WebTamer                             United Kingdom, France                 United States, Canada,
                                                                            Germany, Italy

AccentDuo                            United Kingdom,  France, Germany,      United States, Italy, Spain
                                     Mexico                                 and Switzerland

Dagesh                               Israel

AgentSoft                            France, Israel                         United States, United Kingdom,
                                                                            Germany

LiveAgent                                                                   United States, Israel

         The Company does not believe that its products or their trademarks infringe upon the proprietary rights of third parties. However, there can be no assurance that a third party will not make a contrary assertion. The cost of responding to such assertions may be material whether or not the assertions are validated.

         The Company licenses, pursuant to non-exclusive licenses, proprietary technology from companies such as Spyglass (browser technology), Globalink, Inc. (translation software), INSO, Inc. (language utilities and filters), Bitstream, Inc.(fonts) and URW, GmbH (fonts), for inclusion in its products. These licenses are generally for a one year term with automatic renewal. There can be no assurance that these third parties will continue to license their software programs to the Company on commercially reasonable terms, particularly if such companies develop programs which they perceive as competitive with those developed and marketed by the Company. Although the Company believes that multiple sources are available for such licensed products, if any of the Company's license agreements were terminated and the Company was unable to replace those licenses with comparable licenses from alternate suppliers, such terminations could have a material adverse effect on the Company's ability to market its products.

EMPLOYEES

         The Company currently has 84 employees, the majority of whom are presently located in Jerusalem. Of this total, 57 are employed in the departments encompassed by Product Development, 5 in sales and marketing, and approximately 22 are employed in manufacturing and administration. In addition, Accent Worldwide, Inc., the Company's U.S. sales and marketing subsidiary, currently employs 2 persons. Accent Software International (Europe) Ltd., the Company's European sales and marketing subsidiary based in the United Kingdom, employs 3 persons, and AgentSoft Ltd. employs 19 persons, virtually all of whom are in the engineering group. While the Company anticipates that the number of employees employed by it and by its subsidiaries will increase during the next several years, all planned additions to staff will be re-evaluated in light of changing conditions and actual performance as compared to the budget plan, prior to actual authorization.

         Certain provisions of the collective bargaining agreements between the Histadrut (the Israeli Federation of Labor) and the Coordination Bureau of Economic Organizations (including the Industrialists Association) are applicable to the Company's employees who are based in Israel by order of the Israeli Ministry of Labor. These provisions concern principally the length of the work day, minimum daily wages for professional workers, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. The Company generally provides its employees with benefits and working conditions beyond the required minimums. Cost of living adjustments of Israeli employees' wages are determined on a nationwide basis and are legally binding. Under the current inflation rates, these adjustments compensate employees for approximately 40% of the change in the cost of living, with certain lag factors in implementation.

         Israel employers and employees are required to pay predetermined amounts to the National Insurance Institute, which is similar to the United States Social Security Administration. The payments to the National Insurance Institute amount to approximately 13% of wages, of which approximately two-thirds is contributed by the employer with the balance contributed by the employee.

         Pursuant to Israeli law, the Company is legally required to pay severance benefits upon the retirement or death of an employee or the termination of employment of an employee without due cause. The Company finances this obligation by contributing funds to a fund known as "Managers' Insurance." This fund provides a combination of savings plans, insurance and severance pay benefits to the employee, giving the employee a lump sum payment upon retirement and a severance payment, if legally entitled, upon termination of employment. Pursuant to the terms of the collective bargaining agreement referred to above, each employee is required to participate in the plan, and contributes an amount equal to 5% of his or her salary and the employer contributes between 13.3% and 15.8% of the employee's salary.

         The Company believes that its relations with its employees are satisfactory.


ITEM 2.     PROPERTIES.

           The Company occupies approximately 15,800 square feet of office space in an industrial area of Jerusalem. The Company took possession of part of its current office space on July 1, 1993 pursuant to short-term lease agreements. The Company believes this facility is suitable for its intended purpose and has adequate productive capacity for the Company's current needs. The Company expects to continually evaluate its needs for space in the Jerusalem office and shall expand or contract such space as appropriate.

         The Company's United States subsidiary, Accent Worldwide, Inc., occupies approximately 2,600 square feet of office space in Colorado Springs, Colorado, pursuant to a 24 month lease agreement with an option to terminate the lease after 12 months. Accent Worldwide took possession of its space on March 1, 1997, after moving its headquarters from its prior location in Newport Beach, California. It is anticipated that this space will be sufficient for its intended utilization at least through the end of the lease period.

         Accent Software International (Europe) Ltd. has leased 2,670 square feet of office space in London, England, pursuant to a month-to-month lease, renewable at the Company's discretion. It is anticipated that this space will be sufficient for Accent (Europe)'s purposes through the end of the fiscal year.

         AgentSoft, Ltd. currently occupies approximately 2,150 square feet of space in a building several hundred yards from the building housing the Company. The Company's and AgentSoft's computer systems are connected by an infrared connection. AgentSoft has sufficient space for its current and anticipated needs through the term of its lease, which terminates in June 1998.


ITEM 3.     LEGAL PROCEEDINGS.

     Other than as described below, no material legal proceedings are pending as of the date of this filing. Neither the Company nor any of its subsidiaries is a party to any other material litigation or is aware of any pending or threatened litigation that would have a material adverse effect on the Company or any of its subsidiaries.

     The Company has filed an action in the District Court in Jerusalem, Israel against Mainframe Education Consulting GmbH, a German software distributor that had ordered a large amount of the Company's software in 1995, but had refused to pay for it. In the action, the Company is seeking approximately $360,000 as compensation for Mainframe's breach of contract.

     In addition, in the latter part of 1996, the Company became aware that Creatix Polymedia, GmbH, a German modem manufacturer that had licensed the Company's software to be bundled with its modem products, had declared bankruptcy before having complied with its contractual obligations to the Company. Accordingly, the Company has filed a claim with the German bankruptcy trustee for the amount due and owing under the contract with Creatix.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (A)  MARKET INFORMATION

      The Company's Ordinary Shares and Units are quoted on The Nasdaq SmallCap Market under the symbols "ACNTF" and "ACNUF," respectively. The following table sets forth, for the periods indicated, the high and low closing bid prices of the Company's Ordinary Shares and Units as reported by the Nasdaq SmallCap Market.

                                                               Ordinary Shares                  Units
                                                               ---------------                  -----
                                                             Low             High         Low           High
                                                             ---             ----         ---           ----
1995
Third Quarter (commencing July 21, 1995)                   $  6.00         $ 11.50          -             -
Fourth Quarter                                             $  8.00         $ 21.00          -             -

1996
First Quarter                                              $ 10.50         $ 28.67          -             -
Second Quarter                                             $ 24.67         $ 34.50          -             -
Third Quarter                                              $ 11.13         $ 32.25          -             -
Fourth Quarter                                             $  7.25         $ 14.50       $  6.75       $  9.50

1997
First Quarter (to March 26)                                $  2.69         $  8.22       $  2.50       $  8.38


Over-the-counter market quotations for the Company's Ordinary Shares and Units reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 26, 1997, the last reported sales price of the Ordinary Shares and Units on The Nasdaq SmallCap Market was $2.91 per Ordinary Share and $3.06 per Unit, respectively.

      (B)  HOLDERS

      As of March 26, 1997 there were approximately 80 record holders of the Ordinary Shares (including 3 record holders of the Units). Such number of record holders was determined from the Company's shareholder records, and does not include beneficial owners of the Ordinary Shares whose shares are held in the names of various shareholders, dealers and clearing agencies.

      (C)  DIVIDENDS

      The Company has paid no cash dividends to date and does not currently intend to declare any dividends on its Ordinary Shares in the foreseeable future. The Company intends to retain earnings, if any, for the foreseeable future to fund the development and growth of its business. Payment of cash dividends on the Ordinary Shares will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors.

      The Company's decisions with respect to dividend payments in the future will be determined by its Board of Directors. Under Israeli law, certain dividends, referred to as final dividends (which are comparable to annual dividends and are not related to distributions on dissolution or liquidation or similar final distributions), are recommended by the Board of Directors and may be declared by shareholders at the annual meeting of shareholders, but only in an amount per share equal to or less than the amount recommended by the Board of Directors. In addition, the Board of Directors may declare and pay interim dividends on account of the final dividend. Cash dividends may be paid by an Israeli company only out of the profits of such company, as determined for statutory purposes.

      Under Israeli law, cash dividends paid by the Company to its shareholders (other than Israeli corporate shareholders) are subject to a withholding tax. The applicable withholding tax rate will depend on the particular operations that have generated the earnings constituting the source of dividends .

         (D) EXCHANGE CONTROLS AND TAXATION MATTERS AFFECTING NON-ISRAELI SHAREHOLDERS

          Exchange Controls

          All non-residents of Israel who purchase equity securities of the Company with certain non-Israeli currencies (including dollars) may freely repatriate in such non-Israeli currencies all amounts received in respect of such securities in Israeli currency, whether as a dividend, as a liquidating distribution or as proceeds from the sale of such securities (provided in each case that any applicable Israeli income tax is paid or withheld on such amounts) at the rate of exchange prevailing at the time of conversion, pursuant to the general permit issued under the Israeli Currency Law, 1978.

          Capital Gains Taxation of the Company and its Shareholders

          Israeli law imposes a capital gains tax on the sale of capital assets, including securities held by the Company and securities of the Company sold by holders thereof. The law distinguishes between "Real Gain" and "Inflationary Surplus." Real Gain is the excess of the total capital gain over Inflationary Surplus, computed on the basis of the increase in the Israeli CPI between the date of purchase and the date of sale. Inflationary Surplus accumulated until December 31, 1993 is taxed at a rate of 10% for residents of Israel in respect of securities (in respect of securities reduced to no tax for non-residents if calculated according to the exchange rate of the dollar instead of the Israeli
CPI), while Real Gain is added to ordinary income, which is taxed at the applicable ordinary rates for individuals (30% to 50%) and for corporations (36% in 1996 and thereafter), while Inflationary Surplus accumulated from and after December 31, 1993 is exempt from any capital gains tax. Under current law, the Ordinary Shares of the Company are exempt from Israeli capital gains tax so long as they are listed on Nasdaq or on a stock exchange recognized by the Israeli Ministry of Finance and the Company qualifies as an "Industrial Company" as defined in the "Law for the Encouragement of Industry (Taxes), 1969." There can be no assurance that the Company will maintain such listing or qualifications.

          Pursuant to the Convention Between the Government of the United States of America and the Government of Israel with Respect to Taxes on Income (the "U.S.-Israel Tax Treaty"), the sale, exchange or disposition of Ordinary Shares by a person who qualifies as a resident of the United States within the meaning, and who is entitled to claim the benefits afforded to such resident under, the U.S.-Israel Tax Treaty ("Treaty U.S. Resident") will not be subject to the Israeli capital gains tax unless such Treaty U.S. Resident holds, directly or indirectly, shares representing 10% or more of the voting power of the Company during any part of the 12-month period preceding such sale, exchange or disposition (assuming that Israeli law would otherwise tax such gain). If such gain is taxed by Israel, the gain will be a foreign source under the U.S.-Israel Tax Treaty and such U.S. Holder can elect to credit such Israeli tax against the U.S. federal income tax imposed on the gain, subject to the limitations imposed by U.S. law.

          Other Taxation Matters Under Israeli Law Affecing Non-Israeli Shareholders; Estate Taxes

          Individuals who are non-residents of Israel are subject to a graduated income tax on income derived from sources in Israel. Israeli source income is defined under Israeli law as income derived or accrued in Israel and income derived or accrued outside of Israel, if such income is received in Israel. A corporate entity is deemed an "Israeli resident" under Israeli law if it is controlled and managed from Israel or if it is registered in Israel and its business activities are primarily in Israel. On the distribution of dividends other than bonus shares to foreign residents, income tax at the rate of 25% (15% in the case of dividends distributed from the taxable income attributable to an Approved Enterprise) is withheld at the source unless a different rate is provided for in a treaty between Israel and the shareholder's country of residence. The U.S.-Israel Tax Treaty provides for a maximum tax of 25% on dividends paid to a Treaty U.S. Resident.

          A non-resident of Israel who has interest, dividend or royalty income derived from, accrued or received in Israel from which tax was withheld at the source is generally exempt from the duty to file tax returns in Israel in respect of such income, provided that such income was not derived from a business conducted in Israel.

          Residents of the United States generally will have withholding tax in Israel deducted at the source. Such persons may be entitled to a credit or deduction for United States federal income tax purposes for the amount of such taxes withheld.

          Israel currently has no estate tax.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

                                                                          Year Ended December 31
                                                            (U.S. dollars in thousands except per share data)
                                                            -------------------------------------------------
                                                        1992         1993         1994         1995         1996
                                                        ----         ----         ----         ----         ----
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales........................................       $  255     $ 1,220      $  1,851     $  5,135     $  4,953
Cost of sales....................................          248         566         1,155        2,972        6,767
                                                        ------     -------      --------     --------     --------
Gross profit (loss)..............................            7         654           696        2,163       (1,814)
                                                        ------     -------      --------     --------     --------
Product development costs, net...................          311         363           507        1,097        3,386
Marketing expenses...............................           17         673         2,115        5,955        9,242
General and administrative expenses..............           56         360         1,071        2,796        6,437
                                                        ------     -------      --------     --------     --------
               Total operating expenses..........          384       1,396         3,693        9,848       19,065
                                                        ------     -------      --------     --------     --------
Operating loss...................................         (377)       (742)       (2,997)      (7,685)     (20,879)
Other income (expense), net......................           56           7          (137)        (163)        (155)
                                                        ------     -------      --------     --------     --------
Net loss ........................................       $ (321)    $  (735)     $ (3,134)    $ (7,848)    $(21,034)
                                                        ------     -------      --------     --------     --------
Net income loss per share........................       $(0.48)    $ (0.39)     $  (0.68)    $  (1.22)    $  (2.12)
                                                        ======     =======      ========     ========     ========
Weighted average number of shares and equivalent
   shares outstanding............................          664       1,893         4,619        6,421        9,926


                                                                            As of December 31
                                                                            -----------------
                                                        1992        1993        1994         1995          1996
                                                        ----        ----        ----         ----          ----
          CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents........................      $     -    $     -     $     78     $  9,633     $  8,723
Working capital (deficit)........................         (563)    (1,433)      (1,009)      10,329        3,628
Total assets.....................................          262      1,050        2,503       17,650       13,789
Total debt.......................................          515      1,034        1,680        2,358        4,062
Accumulated deficit..............................         (495)    (1,231)      (4,365)     (12,213)     (33,247)
Shareholders' equity (deficit)...................         (496)      (932)      (1,064)      10,133        2,974


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Accent designs, develops, markets and supports multilingual Internet and text-processing software products. Through its 84%-owned subsidiary, AgentSoft, the Company also develops and markets intelligent agent-based software tools and products for process automation over the Internet. Accent commenced operations in 1988 as a software development company and from 1988 to 1992 generated nearly all of its revenues from consulting services. The Company introduced its first word processing software product in Israel in 1992 and began shipping its first product intended for the international market in 1994. During this period, Accent's revenues were almost entirely attributable to sales of word processing software. The Company introduced its first Internet product, Internet with an Accent, in late 1995.

     Since it first began to develop multilingual software in 1988, Accent has invested substantial sums on research and development, established a sales and marketing force, introduced new products, and developed customer support services and the administrative infrastructure necessary to conduct its operations. The Company has historically made significant expenditures on sales and marketing efforts to establish distribution channels, promote brand recognition, facilitate geographic expansion and foster long-term consumer demand. Such expenditures have included the cost of participating in industry trade shows (including Comdex, CEBIT and Internet shows), public relations, marketing and advertising expenses. The Company has also made significant expenditures in connection with the launch of new products. As a result of the start-up nature of its business efforts during this period, Accent has incurred net losses each year since 1992. The Company incurred net losses of $3,134,000, $7,848,000 and $21,034,000 for the fiscal years ended 1994, 1995 and 1996, respectively.

     In response to its operating results, the Company revised its business plan in October 1996, to decrease operating expenses and to improve its operating and financial performance while continuing to support its product development activities. Specifically, through February 1997, the Company has implemented an approximate 40% reduction in the number of its employees. In addition, the Company has reduced (i) its expenditures on marketing and advertising by more than 50% and (ii) its other operating expenses, exclusive of research and development by approximately 50%. Research and development expenses are expected to remain relatively level so as to enable the Company to achieve its strategic product development objectives. The goal of these initiatives is to achieve greater operating efficiencies by reducing operating expenses, strategically focusing marketing expenditures by product category and continually monitoring the Company's operating performance in-line with the revised business plan. In addition, the Company has implemented a number of corporate governance changes to enable it to achieve its revised business and financial management objectives. Also during the fourth quarter of 1996 and the first quarter of 1997, certain new experienced senior management individuals joined the Company.

     The Company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including the timing of the introduction of new products and product enhancements by the Company and its competitors, the length of the Company's sales cycle to key customers, distributors, OEMs and ISPs, purchasing patterns of consumers, technological factors, variations in sales by distribution channel and competitive pricing. In addition, like other software companies, the Company's sales may be subject to seasonality, with a larger portion of sales and sales growth generally occurring in the spring and the last three months of each calendar year.

     The Company's ability to generate increased revenue and to fund planned expenditures is dependent on a number of factors, many of which are outside of its control. In particular, revenue growth and profitability, if any, will depend on the ability of the Company to develop and market new products and product enhancements, the continued growth in the number of Internet users, demand for the Company's products, the level of product and price competition, the success of the Company in attracting and retaining motivated and qualified personnel, the ability of the Company to control its costs and general economic conditions. There can be no assurance that the Company will meet such challenges successfully. Any of these or other factors could have a material adverse effect on the Company's business, operating results or financial condition. In addition, because of the rapidly evolving market for software products, it is difficult to assess or predict with any assurance the growth rate, if any, and the size of the market for the Company's products. Accordingly, there can be no assurance that a market for the Company's products will develop or that the Company will generate increased revenues from such products.

     Revenue Recognition

     As required by U.S. generally accepted accounting principles, revenue from the sale of software products to end-users and resellers (including distributors and OEMs) is generally recognized when a customer purchase order has been received, the software has been shipped, the Company has a right to invoice the customer, collection of the receivable is determined to be probable and there are no significant obligations remaining on the part of the Company.

     A significant portion of the Company's revenues are derived from sales to distributors under agreements that allow certain rights of return on unsold merchandise. If the Company has sufficient historical experience to estimate returns for a specific distributor, revenue is recorded upon shipment of the product to that distributor and a provision for estimated returns is recorded at that time. If the Company does not have sufficient historical experience to estimate such returns, the Company defers recognition of such revenue until the software is sold by the distributor.

     OEM arrangements may include non-refundable payments in the form of guaranteed sublicense fees. These guaranteed sublicense fees are recognized as revenue upon shipment of the master copy of all software to which the sublicense fees relate provided there are no significant post-delivery obligations and the OEM is creditworthy. Additionally, such revenue is recognized only to the extent that the obligation to pay such fees is not subject to price adjustment, is non-recoverable and non-refundable and is due within five months. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller as it relicenses the Company's products to end-users.

     The Company also generally grants the right to limited telephone support to its retail customers, which is generally provided in the first several months after purchase of the software by the customer. The Company accrues the cost of such telephone support at the time the related revenue is recognized.

     Product Development Costs

     Costs relating to the development of the Company's software products which are incurred subsequent to establishing the product's technological feasibility (which has been defined as the time when the Company has a working model of the product), primarily consisting of engineering salaries and related expenses, are capitalized consistent with the principles set forth in the Financial Accounting Standards Board of the United States ("FASB") Statement No. 86. Product development costs are shown net of these capitalized software costs. Capitalization of software costs reduces the product development expense recorded in the current year. Amortization of these costs, which is included in cost of sales, is first recorded when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of: (i) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product; or (ii) the straight-line method over the remaining estimated economic life of the product, which until 1994 was estimated by management to be three years. The lives of the Company's word processing products whose general release occurred in 1995 have been estimated by management to be two and a half years; however, the estimated life of the Company's Internet products are and will be significantly shorter.

     The functional currency for the Company is the dollar, which is the currency of the primary economic environment in which the operations of the Company are conducted. The majority of the Company's sales are made outside of Israel in, or linked to, the dollar, as are a significant portion of the Company's expenses. Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in other currencies (including NIS) are remeasured into dollars in accordance with principles set forth in FASB Statement No. 52. Exchange gains and losses arising from remeasurement are reflected in other income or expenses, as applicable.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of sales represented by certain items reflected in the Company's Consolidated Statements of Operations:

                                                                          Year ended December 31,

                                                                    1994           1995           1996
                                                                    -----          -----          ----
Net sales........................................                    100.0%         100.0%         100.0%
Cost of sales....................................                     62.4           57.9          136.6
                                                                   -------        -------        -------
    Gross profit (loss)..........................                     37.6           42.1          (36.6)
                                                                   -------        -------        -------
Product development costs, net...................                     27.4           21.4           68.4
Marketing expenses...............................                    114.2          116.0          186.6
General and administrative expenses..............                     57.9           54.4          130.0
                                                                   -------        -------        -------
    Total operating costs and expenses...........                    199.5          191.8          385.0
                                                                   -------        -------        -------
    Operating loss...............................                   (161.9)%       (149.7)%       (421.6)%
                                                                   =======        =======        =======

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

 Net Sales. Net sales decreased to $4,953,000 in 1996 from $5,135,000 in 1995. The decrease was primarily due to significant returns experienced by the Company in the second half of 1996. The Company's allowance for sales returns increased to $1,136,000 at December 31, 1996 from $401,000 at December 31, 1995.

 Cost of Sales. Cost of sales increased to $6,767,000 in 1996 from $2,972,000 in 1995. This increase resulted primarily from two factors. First, royalty expenses increased to $2,286,000 in 1996 from $694,000 in 1995, attributable primarily to fixed royalty agreements which were entered into due to an expected significant increase in sales. Second, due to lower than expected sales, the Company increased its inventory obsolescence reserve by $1,725,000 in 1996.

 Product Development Costs, Net. Product development costs, net increased to $3,386,000 in 1996 from $1,097,000 in 1995. This increase was primarily due to an increase in the number of product development employees to 70 at December 31, 1996 from 42 at December 31, 1995. In addition, only

$46,000 of salary costs were capitalized in 1996 related to software development as compared to $700,000 in 1995.

 Marketing Expenses. Marketing expenses increased to $9,242,000 in 1996 from $5,955,000 in 1995. This increase was attributable to significant increases in exhibition, advertising and public relations expenditures. In addition, in 1996 the Company increased its sales and marketing staff both in Israel and in the United States. The sales and marketing staff peaked at 37 employees during 1996 as compared to 24 employees at December 31, 1995. As a result of certain recent expense reduction efforts, as of March 1997, there were 7 employees in this area.

 General and Administrative Expenses. General and administrative expenses increased to $6,437,000 in 1996 from $2,796,000 in 1995. This increase was primarily due to increases in the number of general and administrative employees for the full year, including senior executives, finance, legal, human resources and office administration employees and an increase in bad debt expense. The general and administrative staff peaked at 49 employees during 1996 as compared to 29 at December 31, 1995. General and administrative expenses also increased as a result of a higher provision for doubtful accounts, which was $1,728,000 in 1996 compared to $722,000 in 1995. As a result of certain recent expense reduction efforts, as of March 1997, there were 21 employees in this area.

 Other Income (Expense), net (consisting of interest income net of interest expense) decreased to ($155,000) in 1996 from ($163,000) in 1995. Short-term and long-term bank borrowing increased to $4,062,000 at December 31, 1996, from $2,358,000 at December 31, 1995. Interest expense, however, was partially offset by interest income earned on short-term investments funded by the $8,160,000 of proceeds from the Company's exercise in the fourth quarter of 1995 of the redeemable warrants issued in the IPO and the $12,791,000 of proceeds from the Company's secondary offering in November 1996.

 Net Loss. As a result of the foregoing , the Company's net loss during the year increased to $21,034,000 in 1996 from $7,848,000 in 1995.


YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

 Net Sales. Net sales increased to $5,135,000 in 1995 from $1,851,000 in 1994. This overall sales increase was primarily attributable to an increase in sales of the Company's multilingual word processing products. Internet with an Accent, which was released at the end of December 1995, accounted for approximately 5% of revenues in 1995. The Company released several new versions of existing word processing products and several new products during the year, including Dagesh2 in January, Accent 2.0 in June and Accent Duo in October. Revenues derived from sales outside Israel increased to 82% of total revenues in 1995 from 62% of total revenues in 1994. During 1995, total package software sales increased 163% and OEM sales increased 258%.

 Cost of Sales. Cost of sales increased to $2,972,000 in 1995 from $1,155,000 in 1994. This increase was a result of increased sales volume. As a percentage of sales, cost of sales decreased to 57.9% in 1995 from 62.4% in 1994. In 1995, the Company commenced selling Accent products in CD-ROM format. Production costs of Accent products in CD-ROM format are significantly lower than those associated with the production of such products in diskette format.

 Product Development Costs, Net. Product development costs, net increased to $1,097,000 in 1995 from $507,000 in 1994. Product development costs, net excluded capitalized amounts of $700,000 and $568,000, respectively. This increase was primarily due to an increase in the number of product development employees to 42 at December 31, 1995 from 30 at December 31, 1994. In addition, a lower percentage of salary costs was capitalized related to software development in 1995 (48%) than in 1994 (67%). During 1994 a higher percentage of personnel resources was devoted to the development of new products. In 1995, a higher percentage of personnel resources was devoted to improving and maintaining products that already were released into the market and whose costs, in accordance with the Company's accounting policies, were not capitalized.

 Marketing Expenses. Marketing expenses increased to $5,955,000 in 1995 from $2,115,000 in 1994. This increase was attributable to significant increases in exhibition, advertising and public relations expenditures. In addition, Accent continued to increase the number of its sales and marketing personnel. At December 31, 1995 and 1994, the Company's Israel-based sales group included 17 and 12 employees, respectively. In addition, the Company opened a sales and marketing office in California during the fourth quarter of 1995, which employed seven people at the end of 1995.

 General and Administrative Expenses. General and administrative expenses increased to $2,796,000 in 1995 from $1,071,000 in 1994. This increase was primarily due to increases in the number of general and administrative employees, including senior executives, finance, legal, human resources and office administration employees. General and administrative expenses also increased as a result of a higher provision for doubtful accounts, which was $722,000 in 1995 compared to $169,000 in 1994. Approximately $380,000 of this increase was due to one customer from whom payments have not been forthcoming and against whom legal action by the Company has been initiated. Despite these increases, general and administrative expenses, as a percentage of sales, decreased to 54% in 1995 from 58% in 1994.

 Other Income (Expense). Other expense increased to $163,000 in 1995 from $137,000 in 1994. Short-term and long-term bank borrowings increased to $2,358,000 at December 31, 1995 from $1,680,000 at December 31, 1994. However, interest expense was offset by interest income earned from August through December, 1995. As a result of the initial public offering of Ordinary Shares in July 1995, (the "IPO"), the Company received net proceeds of $9,785,000, of which $1,500,000 was immediately used to pay short-term borrowings incurred in connection with the Company's Private Placement (as defined below) and approximately $1,000,000 was used to repay certain payables and other short-term liabilities. As a result of the exercise of the redeemable warrants issued in the IPO and certain other outstanding warrants, the Company received net proceeds during the fourth quarter of 1995 of $8,160,000. The Company's cash and cash equivalents at the end of 1995 were $9,633,000.

 Additionally, in 1994 the NIS was devalued by 1% against the dollar from NIS
2.986 to NIS 3.018, while in 1995 the NIS was devalued by 4% to NIS 3.135. A devaluation of the NIS against the dollar reduces the Company's financing expense by reducing the amount of the Company's net NIS-linked liabilities in dollar terms. Because of the smaller devaluation in 1994 and the overall lower level of dollar based liabilities in 1994, the relative reduction of NIS-linked liabilities was greater in 1995 than in 1994.

 Net Loss. As a result of the foregoing, the Company's net loss during the year increased to $7,848,000 in 1995 from $3,134,000 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Future sales of the Company's products and proposed products and services will depend principally on customer demand for multilingual software programs and services, multilingual Internet products and services and products and services utilizing intelligent agent technology. The computer industry has historically been volatile and, as is typically the case with newly introduced products, the ultimate level of demand for the Company's products is subject to a high degree of uncertainty. Developing worldwide market acceptance for the Company's existing and planned products will require substantial marketing efforts and capital resources to inform customers of the perceived benefits and cost advantages of the Company's products. The Company intends to narrow the focus of its future marketing efforts on primarily corporate and OEM customers so as to achieve greater sales to users of the Company's products.

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

     In addition, and also consistent with industry practice for packaged software companies that are establishing their distribution channel, the Company will, when appropriate, be transferring product through the distribution channel on a consignment basis. In 1996, significant shipments were made on that basis, resulting in higher inventory balances and working capital requirements. There can be no assurance that such inventory consignment will result in additional sales for the Company, or that such inventory consignment will not result in excess inventory or continued increased working capital requirements for the Company.

     The Company's operating activities used cash of $2,622,000, $8,733,000 and $15,422,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The Company's investing activities used cash of $949,000, $1,435,000 and $1,067,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Financing activities provided $3,649,000, $19,723,000 and $15,579,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     In January 1995, the Company obtained short-term bank loans amounting to $665,000 for general working capital purposes. Such loans were repaid in May 1995 from the proceeds of the Private Placement (as defined below). In April 1995, the Company borrowed $1,000,000 from certain individuals, including certain shareholders, which borrowings were converted into units that were issued in the Private Placement. To date, the Company's capital requirements in connection with its development and marketing activities have been and will continue to be significant. Since its inception, the Company has financed its operations primarily through net proceeds from sales of equity securities, bank and other credit facilities, various government guaranteed long-term loans under the Approved Enterprise Program which is administered by the Israel Investment Center, revenues from sales of its word processing and Internet software and loans from certain affiliated parties. In addition, the Company utilized certain of the proceeds of the IPO to bring creditors current in the amounts owed to them.

     In May 1995, the Company received net proceeds of $2,600,000 from a private placement (the "Private Placement") of units consisting of Ordinary Shares, warrants to purchase Ordinary Shares and an unsecured promissory note. In July 1995, Accent received net proceeds of $9,785,000 from the IPO of

Ordinary Shares and warrants to purchase Ordinary Shares (the "IPO Warrants"). The Company called the IPO Warrants for redemption in November 1995, as a result of which substantially all of the IPO Warrants were exercised, providing proceeds to the Company of $8,160,000.

     From August 1996 to November 1996, the Company borrowed an aggregate of $1,500,000 from IMR, consisting of (i) a $425,000 loan at 12% made in August 1996 and (ii) $1,075,000 in loans at 10% made in October and November 1996. In connection therewith, IMR was issued warrants to purchase 180,000 Ordinary Shares (the "IMR Warrants"). IMR Investments also agreed to purchase 176,470 Units offered in the Company's secondary offering. In November 1996, the Company successfully completed a secondary offering, receiving net proceeds of approximately $12,800,000 from Ordinary Shares and warrants to purchase Ordinary Shares. The Company repaid the $1,500,000 IMR loan from the proceeds.

     Long term bank loans received as part of the Approved Enterprise Program totaled $4,100,000 as of December 31, 1996, an increase from the $2,400,000 outstanding at December 31, 1995. The Law for the Encouragement of Capital Investments, 1959, provides that capital investment in certain production facilities (or other eligible assets) may, upon application to the Israel Investment Center which administers the program, be designated as an "Approved Enterprise." Each certificate of approval for an Approved Enterprise relates to a specific investment program in the Approved Enterprise, delineated both by the financial scope of the investment and by the physical characteristics of the facility or other asset. To date, the Company has received guaranteed loans of approximately $4,100,000 under the Approved Enterprise Program and is not eligible to receive any additional loans thereunder. The Company must continue to comply with the various conditions of each respective approved program, including compliance with minimum investment levels and the achievement of certain levels of sales. The Company believes it is in compliance with, and will continue to comply with, these conditions; however, there can be no assurance of such continued compliance.

     Significant increases in sales are essential to the Company's future. The Company is not generating sufficient revenues from its operations to fund its activities. Working capital decreased from a surplus of $10,329,000 on December 31, 1995 to $3,628,000 on December 31, 1996 due to the Company's continuing operating losses, working capital needs and capital spending. Sales activities at the retail customer level and subsequent cash collections from the Company's customers have been significantly slower than originally anticipated. In addition, due to the nature of sales terms with several large distributors, shipments to certain customers represent consignment sales. The Company is dependent on remaining cash and cash equivalents, the timely collection of receivables and obtaining additional financing either through new borrowings or the sale of equity in order to fund its current obligations and continue the development of its technology and the marketing of its products. In addition, the report of the Company's independent public accountants contains an explanatory paragraph as to the Company's ability to continue as a going concern. See the Company's Consolidated Financial Statements.

     The Company anticipates, based on its current plans and assumptions relating to its operations, that its current cash level and its projected cash flow from operations will allow it to operate consistently with its plans throughout 1997. In addition, management believes it has developed appropriate contingency plans in the event its current plans and assumptions do not materialize. Thereafter, the Company will need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced services or products, or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the Company's shareholders may experience dilution. There can be no assurance, however, that additional financing will be available, if necessary, to the Company on commercially reasonable terms, or at all. The Company has no current arrangements with respect to, or sources of, additional financing. The inability to obtain additional financing, when and if needed, would have a material adverse effect on the Company, including possibly requiring the Company to curtail or cease its operations.


IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

     The dollar cost of the Company's operations in Israel is influenced by the extent to which any increase in the rate of inflation in Israel over the rate of inflation in the United States is offset by the devaluation of the NIS in relation to the dollar. Inflation in Israel will have a negative effect on the profitability to the Company of contracts under which the Company is to receive payment in dollars or other foreign currencies while incurring expenses in NIS linked to the Israeli CPI, unless such inflation is offset by a devaluation of the NIS. Inflation in Israel and currency fluctuations will also have a negative effect on the profitability to the Company of fixed price contracts under which the Company is to receive payment in NIS.

     A devaluation of the NIS in relation to the dollar will have the effect of decreasing the dollar value of any asset of the Company that consists of NIS or receivables payable in NIS (unless such receivables are linked to the dollar). Such a devaluation would also have the effect of reducing the dollar amount of liabilities of the Company that are payable in NIS (unless such payables are linked to the dollar). Conversely, any increase in the value of the NIS in relation to the dollar will have the effect of increasing the dollar value of any unlinked NIS assets of the Company and the dollar amounts of any unlinked NIS liabilities of the Company.

     Because exchange rates between the NIS and the other currencies in which the Company conducts its business, including the dollar, fluctuate continuously (albeit with a historically declining trend in the value of the NIS), exchange rate fluctuation, and especially larger periodic devaluations, have an impact on the Company's profitability and period-to-period comparisons of the Company's results. Such impact is recorded in the Company's financial statements as financial income/expense. Favorable exchange rates will tend to increase reported financial income and unfavorable exchange rates will tend to reduce reported income. To date, the Company has not engaged in currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company's results of operations.

EFFECTIVE CORPORATE TAX RATE

     Virtually all of the Company's facilities and investment programs have been granted "Approved Enterprise" status under the Law for Encouragement of Capital Investments, 1959. Under the Approved Enterprise program, the Company is entitled to reductions in the tax rate normally applicable to Israeli companies with respect to income generated from Approved Enterprise investments. The Company has derived, and expects to continue to derive, a substantial portion of its income from Approved Enterprise investments. The Company is entitled to a ten-year tax exemption commencing in the first year in which taxable income is earned, subject to certain time restrictions, the benefit period for which has not yet commenced. In addition, the Company has net operating loss carryforwards that it intends to utilize to reduce its future income tax liability.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED FINANCIAL STATEMENTS

              Independent Auditors' Report.......................................................................29

              Consolidated Financial Statements
                  Consolidated Balance Sheets as of December 31, 1995 and 1996...................................30
                  Consolidated Statements of Operations for the years ended
                      December 31, 1994, 1995 and 1996...........................................................31
                  Consolidated Statements of Changes in Shareholders' Equity
                      (Deficit) for the years ended December 31, 1994, 1995 and 1996.............................32
                  Consolidated Statements of Cash Flows for the years ended
                      December 31, 1994, 1995 and 1996...........................................................33
                  Notes to the Consolidated Financial Statements.................................................34


CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

              Schedule II: Valuation and Qualifying Accounts.....................................................52

                  All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.


                          INDEPENDENT AUDITORS' REPORT


To the Shareholders of
Accent Software International Ltd.

     We have audited the consolidated balance sheets of Accent Software International Ltd. as of December 31, 1995 and 1996, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in Israel and in the United States, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years ended December 31, 1996, in conformity with accounting principles generally accepted in Israel and in the United States (as applicable to the financial statements of the Company such principles are practically identical).

     As discussed further in Note 1, the Company incurred losses of approximately $21 million during the year ended December 31, 1996. As of that date, the Company has an accumulated deficit of approximately $33 million. The Company anticipates that it will continue to incur losses for some time. These factors, among others, as described in Note 1, create a substantial doubt about the Company's ability to continue as a going concern and uncertainty as to the recoverability and classification of recorded asset amounts, and the amounts and classification of liabilities. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                             LUBOSHITZ, KASIERER & CO.
                                         MEMBER OF ANDERSEN WORLDWIDE, SC

Jerusalem, Israel
March 20, 1997

                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                      U.S. DOLLARS AND SHARES IN THOUSANDS

                                                                               December 31,
                                                                               ------------
                                                                          1995              1996
                                                                          ----              ----
                              ASSETS
Current assets
  Cash and cash equivalents                                             $    9,633       $    8,723
  Trade receivables, net of allowance of $997
    in 1995 and $2,245 in 1996                                               2,661              984
  Other receivables                                                            696              172
  Prepaid expenses                                                             656              595
  Inventories                                                                1,659            1,021
                                                                        ----------       ----------
    Total current assets                                                    15,305           11,495
                                                                        ----------       ----------
Equipment
  Cost                                                                       1,456            2,462
  Less - accumulated depreciation                                              339              723
                                                                        ----------       ----------
    Equipment, net                                                           1,117            1,739
                                                                        ----------       ----------
Capitalized software development costs, net of
  accumulated amortization of $379 in 1995
  and $1,098 in 1996                                                         1,228              555
                                                                        ----------       ----------
    Total assets                                                        $   17,650       $   13,789
                                                                        ==========       ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term loans                              $          27       $    1,443
  Accounts payable and accrued expenses                                      4,949            6,424
                                                                        ----------       ----------
    Total current liabilities                                                4,976            7,867
                                                                        ----------       ----------
Long-term bank loans                                                         2,331            2,619
                                                                        ----------       ----------
Accrued severance pay                                                          210              329
                                                                        ----------       ----------
    Total liabilities                                                        7,517           10,815
                                                                        ----------       ----------
Shareholders' equity
  Share capital
    Ordinary shares of NIS 0.01 par value. Authorized
    30,000 shares; issued and outstanding
    9,481 shares and 11,670 shares as of
    December 31, 1995 and 1996, respectively                                    21               28
  Share premium                                                             22,325           36,193
  Accumulated deficit                                                      (12,213)         (33,247)
                                                                        ----------       ----------
    Total shareholders' equity                                              10,133            2,974
                                                                        ----------       ----------
    Total liabilities and shareholders' equity                          $   17,650       $   13,789
                                                                        ==========       ==========



THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
       U.S. DOLLARS AND SHARES IN THOUSANDS (EXCEPT PER SHARE INFORMATION)



                                                               For the year ended December 31,
                                                               -------------------------------
                                                           1994             1995             1996
                                                           ----             ----             ----
Net sales                                                $    1,851       $    5,135       $    4,953
Cost of sales                                                 1,155            2,972            6,767
                                                         ----------       ----------       ----------
         Gross profit (loss)                                    696            2,163           (1,814)
                                                         ----------       ----------       ----------
Operating expenses
    Product development costs, net                              507            1,097            3,386

    Marketing expenses                                        2,115            5,955            9,242

    General and administrative
      expenses                                                1,071            2,796            6,437
                                                         ----------       ----------       ----------
       Total operating costs and
          expenses                                            3,693            9,848           19,065
                                                         ----------       ----------       ----------
       Operating loss                                        (2,997)          (7,685)         (20,879)
                                                         ----------       ----------       ----------

Other income (expense):
    Interest income                                               -              114              155
    Interest expense                                           (121)            (284)            (295)
    Other                                                       (16)               7              (15)
                                                         ----------       ----------       ----------
                                                               (137)            (163)            (155)
                                                         ----------       ----------       ----------
       Net loss                                          $   (3,134)      $   (7,848)      $  (21,034)
                                                         ==========       ==========       ==========
Net loss per share                                       $    (0.68)      $    (1.22)      $    (2.12)
                                                         ==========       ==========       ==========
Weighted average number of shares                             4,619            6,421            9,926
                                                         ==========       ==========       ==========



THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         SHAREHOLDERS' EQUITY (DEFICIT)
                      U.S. DOLLARS AND SHARES IN THOUSANDS

                                 Number of
                                  ordinary         Share           Share         Accumulated
                                   shares         capital         premium          deficit            Total
                                   ------         -------         -------          -------            -----
Balance as of
  January 1, 1994                    3,000           $ 7          $     293      $   (1,231)        $     (931)
Issuance of shares                   1,576             4              2,997               -              3,001
Net loss                                 -             -                  -          (3,134)            (3,134)
                                  --------           ---          ---------      ----------         ----------
Balance as of
  December 31, 1994                  4,576            11              3,290          (4,365)            (1,064)
Issuance of shares
  in private placement                 495             1              1,099               -              1,100
Issuance of shares
  and warrants in
  initial public offering            2,812             6              9,779               -      (*)     9,785
Warrants exercised                   1,598             3              8,157               -              8,160
Net loss                                 -             -                  -          (7,848)            (7,848)
                                  --------           ---          ---------      ----------         ----------
Balance as of
  December 31,  1995                 9,481            21             22,325         (12,213)            10,133
Issuance of shares
  and warrants in
  public offering                    1,800             6             12,785               -      (*)    12,791
Warrants and
  options exercised                    389             1              1,083               -              1,084
Net loss                                 -             -                  -         (21,034)           (21,034)
                                  --------           ---          ---------      ----------         ----------
Balance as of
  December 31, 1996                 11,670           $28          $  36,193      $  (33,247)        $    2,974
                                  ========           ===          =========      ==========         ==========


(*)    Net of $ 3,000 issuance expenses in 1995 and $2,500 in 1996.

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      U.S. DOLLARS AND SHARES IN THOUSANDS

                                                                       For the year ended December 31,
                                                                       -------------------------------
                                                                   1994             1995              1996
                                                                   ----             ----              ----
Operating activities

Net loss                                                         $  (3,134)       $  (7,848)       $ (21,034)
  Adjustments to reconcile net loss to net
    cash used in operating activities (see below)                      512             (885)           5,612
                                                                 ---------        ---------        ---------
      Net cash used in operating activities                         (2,622)          (8,733)         (15,422)
                                                                 ---------        ---------        ---------
Investing activities
  Acquisition of equipment                                            (381)            (735)          (1,021)
  Capitalized software development costs                              (568)            (700)             (46)
                                                                 ---------        ---------        ---------
      Net cash used in investing activities                           (949)          (1,435)          (1,067)
                                                                 ---------        ---------        ---------
Financing activities
  Decrease in short-term bank borrowings                              (511)            (335)               -
  Decrease in short-term loan from a shareholder                      (100)               -                -
  Borrowing from shareholders                                            -                -            1,500
  Repayment of loan from shareholder                                     -                -           (1,500)
  Borrowings under long-term bank loans                              1,347            1,013            1,758
  Repayment of long-term loans                                         (88)               -              (54)
  Proceeds received on issuance of shares (net
    of expenses)                                                     3,001            9,294           12,791
  Proceeds received on issuance and exercise of
    warrants and options, net of expenses                                -            9,751            1,084
                                                                 ---------        ---------        ---------
      Net cash provided by financing activities                      3,649           19,723           15,579
                                                                 ---------        ---------        ---------
Increase (decrease) in cash and cash equivalents                        78            9,555             (910)
Cash and cash equivalents at beginning of year                           -               78            9,633
                                                                 ---------        ---------        ---------
Cash and cash equivalents at end of year                         $      78        $   9,633        $   8,723
                                                                 =========        =========        =========
Adjustments to reconcile net loss to net cash used
  in operating activities
    Items not involving cash flows:
      Depreciation and amortization                              $     199        $     430        $   1,118
      Increase in severance pay                                         16              160              119
      Increase in allowance for doubtful accounts
        and sales returns, net                                         107              881            1,248
    Changes in operating assets and liabilities:
      (Increase) decrease in trade receivables                        (407)          (2,942)             429
      (Increase) decrease in inventories                              (251)          (1,349)             638
      (Increase) decrease in other receivables                          51             (646)             524
      (Increase) decrease in prepaid expenses                         (125)            (531)              61
      Increase in accounts payable and accrued
       expenses                                                        922            3,112            1,475
                                                                 ---------        ---------        ---------
         Net adjustments                                         $     512        $    (885)       $   5,612
                                                                 =========        =========        =========
Cash paid during the year in respect of interest                 $      86        $     246        $     232
                                                                 =========        =========        =========

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS



NOTE 1   -    GENERAL

     Accent Software International Ltd. and Subsidiaries (the "Company") designs, develops, markets and supports multi-lingual Internet and word processing software products. The Company was founded in 1988 and is located in Jerusalem, Israel. Through the Company's 84%-owned subsidiary, AgentSoft Ltd. ("AgentSoft"), Accent also develops and markets intelligent agent-based tools and products for automation over the Internet. The Company's subsidiaries also include Accent Worldwide, Inc. (organized in 1994 as the Company's U.S.-based unit).

     The financial statements of the Company have been prepared in U.S. dollars as the currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar. A majority of the Company's sales are made outside Israel in foreign currencies (mainly the U.S. dollar), as are a majority of the purchases of materials. Thus, the functional currency of the Company is the U.S. dollar.

     Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are remeasured into U.S. dollars in accordance with principles identical to those set forth in Statement No. 52 of the Financial Accounting Standards Board of the United States (FASB). Exchange gains and losses from the aforementioned remeasurements are reflected in the statements of operations. The representative rate of exchange prevailing on December 31, 1996 was U.S. $1 = New Israeli Shekel ("NIS") 3.251 (December 31, 1994, 1995, U.S. $1 = NIS 3.018
and NIS 3.315, respectively.

     The Company incurred losses of approximately $21 million in the year ended December 31, 1996. Net cash used in operating activities for the year amounted to approximately $15 million. As of December 31, 1996, the Company had an accumulated deficit of approximately $33 million, and anticipates that it will continue to incur losses for some time although significantly less than in 1996. The substantial losses incurred in 1995 and 1996 are primarily attributed to the aggressive product development and marketing efforts based upon strong retail market expectations for the Company's products. Anticipated revenue expectations did not materialize resulting in substantial operating and cash losses.

                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS

NOTE 1 - GENERAL (Cont.)

     Beginning in October 1996, the Company began a significant restructuring and refocusing effort including the reduction of employees, significantly reduced marketing efforts and the elimination of various other costs. On November 22, 1996, the Company completed the sale of equity and realized approximately $12.8 million of net proceeds. After the payment of $1.5 million in short-term borrowings and approximately $2.6 million in past due payables, the Company finished 1996 with $8.7 million of cash and $3.6 million in working capital. In addition, during the fourth quarter of 1996 and the first quarter of 1997, certain new, experienced senior management individuals joined the Company.

     As a result of these efforts the Company believes, at this time, that it has sufficient funds, which will allow it to operate consistently with its plans throughout 1997. In addition, management believes it has developed contingency plans in order to further manage its cash and working capital. However, there is no assurance that the Company will be able to operate in accordance with its plans and therefore, additional funding from other sources may be necessary.

     As 1997 results begin to be achieved, efforts will be placed on obtaining additional funding through new borrowings or the sale of equity. While management of the Company believes that additional funding will be available as necessary, there can be no assurance that additional financing will be available on terms acceptable to the Company, if at all, when such financing is required.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     The financial statements have been prepared in conformity with accounting principles generally accepted in the United States which, in the case of the Company, also complies with the accounting principles generally accepted in Israel. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are:

     PRINCIPLES OF CONSOLIDATION

     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS

     All highly liquid investments (including commercial paper) with an original maturity of three months or less are considered cash equivalents.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

     The allowance for doubtful accounts is calculated principally for specific accounts the collectibility of which is doubtful and, in part, includes a general provision based on the aging of the accounts. A provision for estimated returns is recorded at the time of sale based on past experience in determining returns for similar types of products.

     INVENTORIES

     Inventories are stated at the lower of cost or market and consists primarily of various printed documentation and packaging and assembled box products. Cost is determined mainly by the "first-in, first-out" method.

     EQUIPMENT

     Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from five to fifteen years.

                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)


     CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes software development costs incurred after technological feasibility has been established which has been defined as when the Company has a working model of the product. Amortization is first recorded when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of: (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product; or (b) the straight-line method over the remaining estimated economic life of the product which is estimated by management to be two and a half years.

     During the years ended December 31, 1994, 1995 and 1996, the Company capitalized software cost of $568, $700 and $46 respectively, and amortized $113, $266 and $719 of such costs, respectively. Principal estimates with respect to capitalized software development costs involve estimated useful lives and evaluation of net realizable value.

     REVENUES

     License fees are earned under software license agreements to end-users and resellers (including original equipment manufacturers (OEMs) and distributors) and are generally recognized when a customer purchase order has been received, the software has been shipped, the Company has a right to invoice the customer, collection of the receivable is determined to be probable, and there are no significant obligations remaining.

     During 1995 and 1996, a portion of the Company's revenues were made to distributors under agreements which allow certain rights of return for unsold merchandise. If the Company has adequate history to estimate returns for a specific distributor, revenue is recorded upon shipment of the product to the customer and a provision for the estimated returns is recorded at the time the revenue is recorded. If the Company does not have adequate history to estimate such returns, the Company defers recognition of such revenue until the software is sold by the distributors.

                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     REVENUES (Cont.)

     OEM arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from OEMs are recognized as revenue upon shipment of the master copy of all software to which the sublicense fees relate if there are not significant post-delivery obligations and the obligation is not subject to price adjustment, is non-recoverable and non-refundable and due within five months.

     The Company also grants the right to limited telephone support to its customers which is generally provided in the first several months after purchase of the software by the customer. The Company accrues the cost of such telephone support at the time the related revenue is recognized.

     CONCENTRATION OF CREDIT RISK

     The Company sells products primarily to distributors who in turn sell to smaller dealers or directly to retailers. In addition the Company also has entered into arrangements with original equipment manufacturers who sublicense the Company's products. The Company performs ongoing credit evaluations of its customers and maintains allowances of potential credit losses and product returns.

     LOSS PER SHARE

     Loss per share is computed based on the weighted average number of ordinary shares outstanding during each period. This excludes the antidilutive effect of outstanding options. Retroactive recognition has been given in the calculation of loss per share, through the initial public offering, to shares and warrants granted in the twelve month period preceding the Company's initial public offering for a consideration below the initial public offering price for share capital, although the effect is antidilutive.

                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     FINANCIAL INSTRUMENTS

     The carrying amounts of cash, receivables, accounts payable and bank loans approximate fair value, unless otherwise noted.

     STOCK BASED COMPENSATION

     As allowed by Statement of Financial Accounting Standard No. 123 ("SFAS 123"), the Company measures compensation cost of stock issued to employees under Accounting Principles Board Opinion No. 25 ("APB 25").



NOTE 3 - TRADE RECEIVABLES

                                                        December 31,
                                                        ------------
                                                   1995              1996
                                                   ----              ----

Domestic (Israel)                                $    327         $    482
Foreign                                             3,331            2,747
                                                 --------         --------
                                                    3,658            3,229
Less -  allowance for doubtful accounts and
  sales returns                                       997            2,245
                                                 --------         --------
                                                 $  2,661         $    984
                                                 ========         ========

                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS


NOTE 4 - INVENTORIES

                                                        December 31,
                                                        ------------
                                                   1995              1996
                                                   ----              ----

               Materials                         $    372         $    230
               Finished goods                       1,287              791
                                                 --------         --------
                                                 $  1,659         $  1,021
                                                 ========         ========




NOTE 5 - EQUIPMENT

                                                                    Computers,         Office
                                                                     software        furniture
                                                                   and related          and
                                                   Vehicles         equipment        equipment         Total
                                                   --------         ---------        ---------         -----
               Cost
                 January 1, 1996                    $     98         $  1,014          $    344        $  1,456
                 Additions                                41              717               327           1,085
                 Disposals                               (38)              (3)              (38)            (79)
                                                    --------         --------          --------        --------
                 December 31, 1996                       101            1,728               633           2,462
                                                    --------         --------          --------        --------
               Accumulated depreciation
                 January 1, 1996                          20              272                47             339
                 Provision                                15              297                87             399
                 Disposals                               (14)               -                (1)            (15)
                                                    --------         --------          --------        --------
                 December 31, 1996                        21              569               133             723
                                                    --------         --------          --------        --------
               Net book value
                 December 31, 1996                  $     80         $  1,159          $    500        $  1,739
                                                    ========         ========          ========        ========

                 December 31, 1995                  $     78         $    742          $    297        $  1,117
                                                    ========         ========          ========        ========
               Annual rates of

                 depreciation                           15%              20%           7%-15%
                                                        ===              ===           ======

                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS



NOTE 6 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS


                                                                             December 31,
                                                                             ------------
                                                                        1995              1996
                                                                        ----              ----
               Cost
                  January 1,                                           $    907          $  1,607
                  Additions                                                 700                46
                                                                       --------          --------
                  December 31,                                            1,607             1,653
                                                                       --------          --------
               Accumulated Amortization
                  January 1,                                                113               379
                  Provision                                                 266               719
                                                                       --------          --------
                  December 31,                                              379             1,098
                                                                       --------          --------
               Net book value                                          $  1,228          $    555
                                                                       ========          ========



NOTE 7   -        ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                                             December 31,
                                                                             ------------
                                                                        1995             1996
                                                                        ----             ----

               Suppliers                                                $  2,881         $  4,212
               Employees and related expenses                                670              826
               Accrued expenses and other payables                         1,398            1,386
                                                                        --------         --------
                                                                        $  4,949         $  6,424
                                                                        ========         ========


                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS


NOTE 8 - LONG-TERM BANK LOANS

     TERMS AND RATES OF INTEREST

     The loans are linked to the U.S. dollar and bear interest at variable rates based on a certain margin above the LIBOR rate. The interest rates as of December 31, 1996 are between 1.625% and 1.2% above the LIBOR rate.

     The loans were received in connection with the Company's approved investment program and are guaranteed by the State of Israel. As of the balance sheet date, the Company is in compliance with the terms of the investment program.

     MATURITIES

                      1997 - current maturities            $  1,443
                      1998                                    1,744
                      1999                                      424
                      2000                                      139
                      2001                                      116
                      2002                                      107
                      2003                                       89
                                                           --------
                                                           $  4,062
                                                           ========

     COLLATERALIZATION

     The loans are collateralized by fixed and floating charges (liens) on the Company's assets and a specific charge on unissued share capital and goodwill.



NOTE 9 - SEVERANCE PAY

     The Company's severance pay obligation to its employees is partially covered by payments to insurance companies. The amounts so funded are not reflected in the balance sheet as they are not under the control and management of the Company. The accrual for severance pay in the balance sheet reflects that portion of the liability not covered as above.

                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS


NOTE 10 - SHARE CAPITAL

     SECONDARY PUBLIC OFFERING

     In November 1996, the Company completed a secondary offering in the United States. Pursuant to this offering, the Company issued 1,800,000 Units, consisting of one ordinary share and one warrant to purchase an ordinary share at an exercise price of $11.50 per share. The proceeds received by the Company from the secondary amounted to approximately $12.8 million (net of underwriting commissions and expenses of approximately $2.5 million).

     INITIAL PUBLIC OFFERING ("IPO")

     In July 1995, the Company completed an IPO in the United States. Pursuant to the IPO, the Company issued 2,811,750 ordinary shares and warrants to purchase 1,405,875 ordinary shares at an exercise price of $5.67 per share. The proceeds received by the Company from the IPO amounted to approximately $9.8 million (net of underwriting commissions and expenses of approximately $3.0 million). As of December 31,1995, substantially all of the above mentioned warrants were exercised for net proceeds of approximately $7.8 million.

                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS



NOTE 10 - SHARE CAPITAL (CONT.)

     WARRANTS

     In 1995, prior to the IPO, the Company issued warrants to purchase ordinary shares in connection with various short-term financing obtained by the Company. During 1995, warrants to purchase 87,750 ordinary shares were exercised and proceeds received amounted to $293. As of December 31, 1995, warrants to purchase 498,875 ordinary shares and 407,250 ordinary shares at an exercise price of $1.83 and $3.33 per share, respectively, were outstanding. In 1996, warrants to purchase 281,246 ordinary shares were exercised and proceeds received amounted to $869. As of December 31, 1996, warrants to purchase 474,500 ordinary shares and 146,163 ordinary shares at an exercise price of $1.83 per share and $3.33 per share, respectively, were outstanding. The warrants to purchase 146,163 shares expire on May 22, 1998, and the warrants to purchase 474,500 shares expire on December 30, 1999.

     In connection with the IPO, the Company issued to the underwriter warrants to purchase (i) 244,500 ordinary shares at an exercise price of $7.15 per share and (ii) 122,250 warrants (each to purchase one ordinary share at a price of $8.50 per share). The underwriter's warrants to purchase ordinary shares are exercisable until July 19, 2000, and the underwriter's warrants to purchase warrants are exercisable until July 19, 1998.

     During the secondary public offering, the Company issued 1,800,000 units, which included 1,800,000 ordinary shares and 1,800,000 warrants to purchase 1,800,000 ordinary shares at an exercise price of $11.50 per share. In addition, the Company issued warrants to purchase 180,000 Ordinary Shares at an exercise price of $11.50 per share to a shareholder in connection with the shareholder's 1996 loan of $1.5 million to the Company.

     In connection with the secondary public offering, the Company issued to the underwriter 180,000 units, which included 180,000 ordinary shares and warrants to purchase 180,000 ordinary shares at an exercise price of $12.75 per share.

     OPTIONS

     The Company has granted options to shareholders, senior employees and, pursuant to formal share option plans adopted in 1995 under which 1,425,000 shares were initially reserved, to employees, non-employee directors and consultants of the Company. The options are exercisable under certain conditions and for certain periods and expire between January 1996 and November 2003. The exercise price of options granted was not less than the fair market value of the shares on the date of the grants.

                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS



NOTE 10 - SHARE CAPITAL (CONT.)

     OPTIONS (Cont.)

     Option transactions are summarized as follows:

                                                                      Number of       Prices per
                                                                       shares            share
                                                                       ------            -----
               Outstanding January 1, 1993                                     -
                 Granted                                                 375,000       $   0.24
                                                                      ----------
               Outstanding December 31, 1993                             375,000
                 Granted                                                  60,000       $   1.00
                 Forfeited                                               (45,000)
                                                                      ----------
               Outstanding December 31, 1994                             390,000
                 Granted                                                 625,500       $   3.03-17.83
                 Exercised                                              (105,000)      $   0.24
                                                                      ----------

               Outstanding December 31, 1995                             910,500
                 Granted                                                 385,250       $   7.25-32.65
                 Exercised                                              (110,500)      $   0.24-3.03
                 Forfeited                                              (192,998)
                                                                      ----------
               Outstanding December 31, 1996                             992,252
                                                                      ==========

The weighted average fair value of options granted in 1996 was $6.90 per share.

The following table summarizes information about options outstanding at December 31, 1996:

                                                            Options Outstanding
                                               Number             Weighted-           Weighted
                      Range of             outstanding at          average             average
                   exercise prices          December 31,          remaining        exercise price
                          $                     1996          contractual life            $
              --------------------------   --------------   --------------------   ---------------
                  0.24 -  1.00                  225,125               5                  0.44
                  3.00 - 10.00                  596,877               6                  5.50
                 11.00 - 20.00                   78,750               6                 17.00
                 25.00 - 33.00                   91,500               6                 27.00
                                             ----------
                                                992,252
                                             ==========


                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS


NOTE 10 - SHARE CAPITAL (CONT.)

     OPTIONS (Cont.)

     As the fair market value of options granted did not exceed the exercise price on the date of the grant, no compensation was recorded for these options in accordance with APB No. 25.

     Had compensation cost been determined under the alternative fair value accounting method provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                1995                1996
                                                ----                ----
              Net loss:
                   As reported                 $ (7,848)           $(21,034)
                   Pro forma                     (8,023)            (21,994)

              Net loss per share:
                   As reported                 $  (1.22)           $  (2.12)
                   Pro forma                      (1.25)              (2.22)

    Under Statement 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: (1) expected life of the option for 2 years; (2) dividend yield of 0%; (3) expected volatility of 84%; and (4) risk-free interest rate of 6%.

     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     As of December 31, 1996, 513,600 options were fully vested but have not been exercised, and the remaining 478,652 will vest as follows: 1997 - 244,117; 1998 - 161,619; 1999 - 72,916.

     In connection with the formation of AgentSoft, the Company entered into a shareholders' agreement whereby it agreed to cause AgentSoft to grant options to certain persons involved in the formation and ongoing business of AgentSoft (14% of the currently outstanding shares on a fully diluted basis) as a nominal exercise price equal to NIS 30 per share. These options will vest over a three year period commencing one year from the date of grant, and will be subject to the employee's continued service AgentSoft. Compensation expense related to these options was not significant.

                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS



NOTE 10 - SHARE CAPITAL (CONT.)

     RESERVED FOR FUTURE ISSUANCES

     The Company has reserved authorized but unissued ordinary shares for future issuance as follows:

                                                                             Number of shares
                                                                               December 31,
                                                                               ------------
                                                                         1995               1996
                                                                         ----               ----
               Warrants                                                  1,272,875            987,413
               Founders' Share Option Plan                                 285,000            225,125
               Employee and Non-Employee Share
                    option Plans (1995)                                    900,000          1,374,375
                                                                      ------------       ------------
                                                                         2,457,875          2,586,913
                                                                      ============       ============

     INCREASE IN AUTHORIZED SHARES AND STOCK SPLIT

     At a general shareholders' meeting held on May 22, 1996, the shareholders approved an increase in the number of authorized shares from 10,000,000 to 30,000,000. The shareholders also approved increases in the number of authorized options available for grant pursuant to the Employee and Non-Employee Share Option Plans (1995) from 750,000 to 1,125,000 and from 150,000 to 300,000, respectively.

     On June 6, 1996, the Company effected a three-for-two split. All share and per share data have been retroactively restated in the accompanying financial statements to give effect to this stock split.

                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS



NOTE 11 - NET SALES

                                                                      For the year ended
                                                                           December 31,
                                                                           ------------
                                                              1994           1995           1996
                                                              ----           ----           ----
               The Company's sales by
                 geographic areas are as follows:
                   Domestic (Israel)                         $    696       $    932       $  1,098
                   North America                                  286          1,173          2,167
                   Germany                                        306          1,259            254
                   Other European countries                       478          1,482          1,150
                   Other                                           85            289            284
                                                             --------       --------       --------
                                                             $  1,851       $  5,135       $  4,953
                                                             ========       ========       ========

               Sales to single customers exceeding 10%:
                 Customer A                                  $    252       $      -       $  1,000
                 Customer B                                       237              -            713

NOTE 12 - COST OF SALES

                                                                       For the year ended
                                                                         December 31,
                                                                         ------------
                                                              1994           1995           1996
                                                              ----           ----           ----

               Direct product costs                          $    736       $  1,737       $  3,548
               Amortization of capitalized
                 software development costs                       113            267            719
               Royalties                                          165            694          2,286
               Other                                              141            274            214
                                                             --------       --------       --------
                                                             $  1,155       $  2,972       $  6,767
                                                             ========       ========       ========



NOTE 13 - PRODUCT DEVELOPMENT COSTS, NET

                                                                     For the year ended
                                                                         December 31,
                                                                         ------------
                                                              1994           1995           1996
                                                              ----           ----           ----

               Salaries and related costs                    $    854       $  1,458       $  2,740
               Other costs                                        221            339            692
                                                             --------       --------       --------
                                                                1,075          1,797          3,432
               Software development costs
                 capitalized                                     (568)          (700)           (46)
                                                             --------       --------       --------
                                                             $    507       $  1,097       $  3,386
                                                             ========       ========       ========


                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS


NOTE 14 - MARKETING EXPENSES

                                                                    For the year ended
                                                                        December 31,
                                                                        ------------
                                                            1994           1995            1996
                                                            ----           ----            ----
               Salaries and related expenses               $    476       $    997       $  1,681
               Exhibitions (including foreign
                 travel and related expenses)                   851          1,663          1,797
               Advertising and public relations                 498          2,290          4,386
               Other                                            290          1,005          1,378
                                                           --------       --------       --------
                                                           $  2,115       $  5,955       $  9,242
                                                           ========       ========       ========


NOTE 15 - GENERAL AND ADMINISTRATIVE EXPENSES

                                                                     For the year ended
                                                                        December 31,
                                                            1994           1995            1996
                                                            ----           ----            ----

               Salaries and related expenses               $    315       $  1,027       $  2,153
               Bad and doubtful debts                           169            722          1,736
               Professional fees                                288            411            687
               Other                                            299            636          1,861
                                                           --------       --------       --------
                                                           $  1,071       $  2,796       $  6,437
                                                           ========       ========       ========

                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS


NOTE 16 - TAXES ON INCOME

     TAX BENEFITS UNDER THE LAW FOR THE ENCOURAGEMENT OF CAPITAL
     INVESTMENTS, 1959

     The Company has been granted "approved enterprise" status under the Law for the Encouragement of Capital Investments, 1959. The Company opted for benefits under the "alternative path" which entitles it to a ten year tax exemption commencing in the first year in which taxable income will be earned, subject to certain time restrictions. Entitlement to the benefits is dependent upon compliance with the conditions of the letter of approval. Due to reported losses, the benefit period has not yet commenced.

     The approval was given in respect of investments to be made over a period of three years in the amount of $ 6.2 million for which the Company was eligible to receive government guaranteed loans of $ 4.1 million. As of December 31, 1996, the Company received all of the eligible government guaranteed loans.

     INFLATIONARY TAX  LAW

     The Company is subject to the Income Tax Law (Inflationary Adjustments), 1985, which provides for an adjustment to taxable income for the effects of inflation (based on the Israeli Consumer Price Index) on that portion of shareholders' equity not invested in inflation resistant assets.

     CARRYFORWARD LOSSES

     The Company has carryforward losses for tax purposes and deductible temporary differences in the approximate amount of $30 million. There are no deferred tax balances as of December 31, 1996. As the Company is exempt from tax, the statutory tax rate for the purposes of the reconciliation of tax expense is zero.

     TAX ASSESSMENTS

     The Company has received final tax assessments through December 31, 1991.

                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS


NOTE 17 - TRANSACTIONS WITH RELATED PARTIES

                                                               For the year ended December 31,
                                                               -------------------------------
                                                             1994            1995           1996
                                                             ----            ----           ----

                Sales to shareholder                          $ 38           $14             $ -
                                                              ====           ===             ===
                Purchases from shareholder                    $ 65           $ -             $ -
                                                              ====           ===             ===
                Consulting fees to shareholder                $  3           $16             $ -
                                                              ====           ===             ===

As part of short-term financing, the Company borrowed and issued promissory notes in 1995 to shareholders in the amount of $1.5 million. All of the notes were repaid in full with the proceeds from the IPO offering. In addition, during 1996, the company issued promissory notes to shareholders in the amount of $1.5 million. All of the notes were repaid in full with the proceeds from the secondary offering.

                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                AND SUBSIDIARIES


SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                              Balance at      Charge       Deductions      Balance at
                                             Beginning of       to             and           End of
                                                Period       Expenses      Write-offs        Period
                                                ------       ---------     ----------    -------------
Year ended December 31, 1994:
   Allowance for doubtful accounts                   8            170            (62)           116
   Allowance for sales returns                       -              -              -              -

Year ended December 31, 1995:
   Allowance for doubtful accounts                 116            722           (242)           596
   Allowance for sales returns                       -            401              -            401

Year ended December 31, 1996:
   Allowance for doubtful accounts                 596          1,728          1,215          1,109
   Allowance for sales returns                     401            735              -          1,136


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information to be included under the caption "ELECTION OF DIRECTORS" in the Proxy Statement is incorporated herein by reference.

         The information to be included under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         The information to be included under the caption "EXECUTIVE COMPENSATION" in the Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information to be included under the caption "PRESENT BENEFICIAL OWNERSHIP OF ORDINARY SHARES" in the Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information to be included under the caption "EXECUTIVE COMPENSATION--Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1) Financial Statements.

                      See Index to Financial Statements and Financial Statements which appear under Item 8 herein.

         (a)(2) Financial Statement Schedules.

                      See Index to Financial Statements and Financial Statement Schedule which appear under Item 8 herein.

         (a)(3) Executive Compensation Plans and Arrangements.

                    Employee Share Option Plan (1995) (filed as Exhibit 10.7(a)
                         to the Company's Registration Statement No. 33-92754).*
                    Amended and Restated Employee Share Option Plan (1995)
                         (filed as Exhibit 4.2 to the Company's Registration Statement No. 333-04285).*
                    Non-Employee Director Share Option Plan (1995) (filed as
                         Exhibit 10.7(b) to the Company's Registration Statement No. 33-92754).*
                    Amended and Restated Non-Employee Share Option Plan (1995)
                         (filed as Exhibit 4.2 to the Company's Registration Statement No. 333-07965).*
                    Employment Agreement between the Company and Robert S.
                         Rosenschein, dated July 26, 1995 (filed as Exhibit 10.7(a) to the Company's Form 10-K on April 1, 1996).*
                    Employment Agreement between the Company and Herbert
                         Zlotogorski, dated July 26, 1995 (filed as Exhibit 10.7(c) to the Company's form 10-K on April 1, 1996).*
                    Agreement between the Company and Jeffrey Rosenschein, dated
                         July 26, 1995 (filed as Exhibit 10.7(d) to the Company's Form 10-K on April 1, 1996).*
                    Employment Agreement between the Company and Moshe Kranc,
                         dated September 12, 1996 (filed as Exhibit 10-7(b) hereto).

         (b)      Reports on Form 8-K.

                  None.




________________
*  Incorporated by reference.

         (c)      Exhibits.

         3.1(a)      _ Memorandum of Association of Registrant (filed as
                       Exhibit 3.1(a) to the Company's Registration Statement No. 33-92754).*

         3.1(b)      _ Certificate of Name Change dated October 23, 1994
                       (filed as Exhibit 3.1(b) to the Company's Registration Statement No. 33-92754).*

         3.1(c)      _ Certificate of Name Change dated April 23, 1995 (filed
                       as Exhibit 3.1(c) to the Company's Registration Statement No. 33-92754).*

         3.2         _ Articles of Association of Registrant (filed as Exhibit
                       3.2 to the Company's Registration Statement No.
                       33-92754).*

         4.1         _ Form of Ordinary Share Certificate (filed as Exhibit
                       4.1 to the Company's Registration Statement No.
                       33-92754).*

         4.2         _ Form of Underwriter's Warrant Agreement (filed as
                       Exhibit 4.4 to the Company's Registration Statement No. 33-92754).*

         4.3         _ Form of Bridge Financing Warrant dated as of May 22,
                       1995 between the Company and each of the Holders (filed as Exhibit 4.5 to the Company's Registration Statement No. 33-92754).*

         4.4         _ Form of Representative's Warrant Agreement, between the
                       Company and Sands Brothers & Co, Ltd., as representative of the several underwriters (filed as Exhibit 4.4 to the Company's Registration Statement No. 333-7637). *

         4.5         _ Form of IMR Warrant dated as of November 22, 1996
                       between the Company and IMR Fund, L.P. (filed as Exhibit
                       4.5 to the Company's Registration Statement No.
                       333-7637).*

         4.6         _ Form of Redeemable Warrant Agreement dated as of
                       November 22, 1996 between the Company, Sands Brothers & Co., Ltd., as respresentative of the several underwriters, and American Stock Transfer & Trust Company (filed as Exhibit 4.6 to the Company's Registration Statement No. 333-7637).*

         4.7         _ Form of Redeemable Warrant Certificate (filed as
                       Exhibit 4.6 to the Company's Registration Statement No. 333-7637).*

         4.8         _ Form of Unit Certificate (filed as Exhibit 4.6 to the
                       Company's Registration Statement No. 333-7637).*

___________________
*  Incorporated by reference.

         10.1        _ Stock Purchase Agreement between IMR Investments V.O.F.
                       and Kivun Computers Company (1988), Ltd., Robert Rosenschein, Jeffrey Rosenschein, Accent Software Partners, Pal-Ron Marketing, Ltd., and KZ Overseas Holding Corp., dated as of May 11, 1994, as amended July 20, 1995 (filed as Exhibit 10.1 to the Company's Form 10-K on April 1, 1996).*

         10.2        _ Shareholders' Agreement by and among Kivun Computers
                       Company (1988) Ltd., Robert Rosenschein, Dr. Jeffrey Rosenschein, Pal-Ron Marketing, Ltd., Accent Software Partners, KZ Overseas Holding Corp. and IMR Investments V.O.F., dated May 11, 1994, as amended July 20, 1995 (filed as Exhibit 10.2 to the Company's Form 10-K on April 1, 1996).*

         10.3(a)     _ Option Agreement dated March 23, 1993 between the
                       Company and Robert S. Rosenschein (filed as Exhibit 10.3(a) to the Company's Registration Statement No. 33-92754).*

         10.3(b)     _ Schedule of other option agreements substantially
                       identical in all material respects to the option agreement filed as Exhibit 10.3(a) (filed as Exhibit 10.3(b) to the Company's Registration Statement No. 33-92754).*

         10.4(a)     _ Warrant Acquisition Agreement dated January 1, 1995
                       between the Registrant and Robert S. Rosenschein (filed as Exhibit 10.4(a) to the Company's Registration Statement No. 33-92754).*

         10.4(b)     _ Schedule of other warrant acquisition agreements
                       substantially identical in all material respects to the warrant agreement (filed as Exhibit 10.4(b) to the Company's Registration Statement No. 33-92754).*

         10.5        _ Form of Registration Rights Agreements dated as of May
                       22, 1995 between the Company and each of the Holders (filed as Exhibit 10.5 to the Company's Registration Statement No. 33-92754).*

         10.6(a)     _ Employee Share Option Plan (1995) (filed as Exhibit
                       10.7(a) to the Company's Registration Statement No. 33-92754).*

         10.6(b)     _ Amended and Restated Employee Share Option Plan (1995)
                       (filed as Exhibit 4.2 to the Company's Registration Statement No. 333-04285).*

         10.6(c)     _ Non-Employee Director Share Option Plan (1995) (filed
                       as Exhibit 10.7(b) to the Company's Registration Statement No. 33-92754).*


___________________
*  Incorporated by reference.

         10.6(d)     _ Amended and Restated Non-Employee Share Option Plan
                       (1995) (filed as Exhibit 4.2 to the Company's Registration Statement No. 333-07965).*

         10.7(a)     _ Employment Agreement between the Company and Robert S.
                       Rosenschein, dated July 26, 1995 (filed as Exhibit 10-7(a) to the Company's Form 10-K on April 1, 1996).*

         10.7(b)     _ Employment Agreement between the Company and Moshe
                       Kranc, dated September 12, 1996.

         10.7(c)     _ Employment Agreement between the Company and Herbert
                       Zlotogorski, dated July 26, 1995 (filed as Exhibit 10-7(c) to the Company's Form 10-K on April 1, 1996).*

         10.7(d)     _ Employment Agreement between the Company and Jeffrey
                       Rosenschein, dated July 26, 1995 (filed as Exhibit 10-7(d) to the Company's Form 10-K on April 1, 1996).*

         10.8        _ License Agreement dated October 4, 1994 between the
                       Registrant and Computime GmbH (filed as Exhibit 9 to the Company's Registration Statement No. 33-92754).*

         10.9        _ Production and Distribution Agreement between the
                       Registrant and IBM Denmark A/S, Software Manufacturing Company, dated January 11, 1994 (filed as Exhibit 10.10 to the Company's Registration Statement No. 33-92754).*

         10.10       _ Shareholders Agreement by and between Accent Software
                       International Limited and Gilad Zlotkin, dated February 21, 1996 (filed as Exhibit 10.10 to the Company's Form 10-K on April 1, 1996).*

         10.11       _ Debenture between the Company and Bank Leumi (filed as
                       Exhibit 10.11 to the Company's Registration Statement No. 333-7637).*

         21          _ Subsidiaries of Registrant (filed as Exhibit 21 to the
                       Company's Form 10-K filed on April 2, 1996).*

         23          _ Consent of Luboshitz, Kasierer & Co., a Member Firm of
                       Andersen Worldwide, SC.

         27          _ Financial Data Schedule.

         (d)        [Not applicable.]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ACCENT SOFTWARE INTERNATIONAL LTD.

March 28, 1997                                By:      /s/ TODD A. OSETH
                                                  -----------------------
                                                       Todd A. Oseth

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the dates indicated.

SIGNATURE                                                      TITLE                              DATE
---------                                                      -----                              ----
/s/ TODD A. OSETH                           President, Chief Executive Officer            March 28, 1997
-----------------                           (principal Executive Officer) and Director
Todd A. Oseth

/s/ ROBERT J. BEHR                          Chief Financial Officer (principal            March 28, 1997
------------------                          Financial and Accounting Officer)
Robert J. Behr

/s/ ROBERT S. ROSENSCHEIN                   Chief Technology Officer, Co-Chairman and     March 28, 1997
-------------------------                   Director
Robert S. Rosenschein

/s/ JEFFREY S. ROSENSCHEIN                  Chief Technology Officer and Director         March 28, 1997
--------------------------
Jeffrey S. Rosenschein

/s/ ROGER R. CLOUTIER, II                   Chairman and Director                         March 28, 1997
-------------------------
Roger R. Cloutier, II

/s/ ELLIOTT B. BROIDY                       Director                                      March 28, 1997
---------------------
Elliot B. Broidy

/s/ ESTHER DYSON                            Director                                      March 28, 1997
----------------
Ester Dyson

/s/ MELDON LEVINE                           Director                                      March 28, 1997
-----------------
Meldon Levine

/s/ MARK TEBBE                              Director                                      March 28, 1997
--------------
Mark Tebbe


                                 EXHIBIT INDEX

Exhibit No.              Description
-----------              -----------

         3.1(a)      _ Memorandum of Association of Registrant (filed as
                       Exhibit 3.1(a) to the Company's Registration Statement No. 33-92754).*

         3.1(b)      _ Certificate of Name Change dated October 23, 1994
                       (filed as Exhibit 3.1(b) to the Company's Registration Statement No. 33-92754).*

         3.1(c)      _ Certificate of Name Change dated April 23, 1995 (filed
                       as Exhibit 3.1(c) to the Company's Registration Statement No. 33-92754).*

         3.2         _ Articles of Association of Registrant (filed as Exhibit
                       3.2 to the Company's Registration Statement No.
                       33-92754).*

         4.1         _ Form of Ordinary Share Certificate (filed as Exhibit
                       4.1 to the Company's Registration Statement No.
                       33-92754).*

         4.2         _ Form of Underwriter's Warrant Agreement (filed as
                       Exhibit 4.4 to the Company's Registration Statement No. 33-92754).*

         4.3         _ Form of Bridge Financing Warrant dated as of May 22,
                       1995 between the Company and each of the Holders (filed as Exhibit 4.5 to the Company's Registration Statement No. 33-92754).*

         4.4         _ Form of Representative's Warrant Agreement, between the
                       Company and Sands Brothers & Co, Ltd., as representative of the several underwriters (filed as Exhibit 4.4 to the Company's Registration Statement No. 333-7637). *

         4.5         _ Form of IMR Warrant dated as of November 22, 1996
                       between the Company and IMR Fund, L.P. (filed as Exhibit
                       4.5 to the Company's Registration Statement No.
                       333-7637).*

         4.6         _ Form of Redeemable Warrant Agreement dated as of
                       November 22, 1996 between the Company, Sands Brothers & Co., Ltd., as respresentative of the several underwriters, and American Stock Transfer & Trust Company (filed as Exhibit 4.6 to the Company's Registration Statement No. 333-7637).*

         4.7         _ Form of Redeemable Warrant Certificate (filed as
                       Exhibit 4.6 to the Company's Registration Statement No. 333-7637).*

         4.8         _ Form of Unit Certificate (filed as Exhibit 4.6 to the
                       Company's Registration Statement No. 333-7637).*

___________________
*  Incorporated by reference.

         10.1        _ Stock Purchase Agreement between IMR Investments V.O.F.
                       and Kivun Computers Company (1988), Ltd., Robert Rosenschein, Jeffrey Rosenschein, Accent Software Partners, Pal-Ron Marketing, Ltd., and KZ Overseas Holding Corp., dated as of May 11, 1994, as amended July 20, 1995 (filed as Exhibit 10.1 to the Company's Form 10-K on April 1, 1996).*

         10.2        _ Shareholders' Agreement by and among Kivun Computers
                       Company (1988) Ltd., Robert Rosenschein, Dr. Jeffrey Rosenschein, Pal-Ron Marketing, Ltd., Accent Software Partners, KZ Overseas Holding Corp. and IMR Investments V.O.F., dated May 11, 1994, as amended July 20, 1995 (filed as Exhibit 10.2 to the Company's Form 10-K on April 1, 1996).*

         10.3(a)     _ Option Agreement dated March 23, 1993 between the
                       Company and Robert S. Rosenschein (filed as Exhibit 10.3(a) to the Company's Registration Statement No. 33-92754).*

         10.3(b)     _ Schedule of other option agreements substantially
                       identical in all material respects to the option agreement filed as Exhibit 10.3(a) (filed as Exhibit 10.3(b) to the Company's Registration Statement No. 33-92754).*

         10.4(a)     _ Warrant Acquisition Agreement dated January 1, 1995
                       between the Registrant and Robert S. Rosenschein (filed as Exhibit 10.4(a) to the Company's Registration Statement No. 33-92754).*

         10.4(b)     _ Schedule of other warrant acquisition agreements
                       substantially identical in all material respects to the warrant agreement (filed as Exhibit 10.4(b) to the Company's Registration Statement No. 33-92754).*

         10.5        _ Form of Registration Rights Agreements dated as of May
                       22, 1995 between the Company and each of the Holders (filed as Exhibit 10.5 to the Company's Registration Statement No. 33-92754).*

         10.6(a)     _ Employee Share Option Plan (1995) (filed as Exhibit
                       10.7(a) to the Company's Registration Statement No. 33-92754).*

         10.6(b)     _ Amended and Restated Employee Share Option Plan (1995)
                       (filed as Exhibit 4.2 to the Company's Registration Statement No. 333-04285).*

         10.6(c)     _ Non-Employee Director Share Option Plan (1995) (filed
                       as Exhibit 10.7(b) to the Company's Registration Statement No. 33-92754).*


___________________
*  Incorporated by reference.

         10.6(d)     _ Amended and Restated Non-Employee Share Option Plan
                       (1995) (filed as Exhibit 4.2 to the Company's Registration Statement No. 333-07965).*

         10.7(a)     _ Employment Agreement between the Company and Robert S.
                       Rosenschein, dated July 26, 1995 (filed as Exhibit 10-7(a) to the Company's Form 10-K on April 1, 1996).*

         10.7(b)     _ Employment Agreement between the Company and Moshe
                       Kranc, dated September 12, 1996.

         10.7(c)     _ Employment Agreement between the Company and Herbert
                       Zlotogorski, dated July 26, 1995 (filed as Exhibit 10-7(c) to the Company's Form 10-K on April 1, 1996).*

         10.7(d)     _ Employment Agreement between the Company and Jeffrey
                       Rosenschein, dated July 26, 1995 (filed as Exhibit 10-7(d) to the Company's Form 10-K on April 1, 1996).*

         10.8        _ License Agreement dated October 4, 1994 between the
                       Registrant and Computime GmbH (filed as Exhibit 9 to the Company's Registration Statement No. 33-92754).*

         10.9        _ Production and Distribution Agreement between the
                       Registrant and IBM Denmark A/S, Software Manufacturing Company, dated January 11, 1994 (filed as Exhibit 10.10 to the Company's Registration Statement No. 33-92754).*

         10.10       _ Shareholders Agreement by and between Accent Software
                       International Limited and Gilad Zlotkin, dated February 21, 1996 (filed as Exhibit 10.10 to the Company's Form 10-K on April 1, 1996).*

         10.11       _ Debenture between the Company and Bank Leumi (filed as
                       Exhibit 10.11 to the Company's Registration Statement No. 333-7637).*

         21          _ Subsidiaries of Registrant (filed as Exhibit 21 to the
                       Company's Form 10-K filed on April 2, 1996).*

         23          _ Consent of Luboshitz, Kasierer & Co., a Member Firm of
                       Andersen Worldwide, SC.

         27          _ Financial Data Schedule.


___________________
*  Incorporated by reference.