Form 10-Q
period 1997-03-31
ACCENT SOFTWARE INTERNATIONAL LTD
filed 1997-05-13
CIK 945321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 1997.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _____ to _____

                         Commission file number: 0-26394

                       ACCENT SOFTWARE INTERNATIONAL LTD.
--------------------------------------------------------------------------------
                    (Exact Name of Registrant in its Chapter)


          ISRAEL                                             N/A
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)



                 28 PIERRE KOENIG STREET, JERUSALEM 91530 ISRAEL
                               011-972-2-679-3723
--------------------------------------------------------------------------------
          (Address, Including Zip Code, and Telephone Number, Including
             Area Code of Registrant's Principal Executive Offices.)


                                       N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

On April 17, 1997, the registrant had outstanding 11,696,442 Ordinary Shares (including 1,800,000 Ordinary Shares included in the registrant's outstanding Units).

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


               ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      U.S. dollars and shares in thousands
                                   (Unaudited)

                                                December 31,               March 31,
                                                   1996                      1997
                                                   ----                      ----
                      ASSETS
Current Assets
   Cash and cash equivalents                      $  8,723                $    4,352
   Trade receivables, net of allowance of
     $2,245 in 1996 and $2,069 in 1997                 984                       995
   Other receivables                                   172                        72
   Prepaid expenses                                    595                       547
   Inventories                                       1,021                       800
                                                  ----------              ----------
     Total current assets                           11,495                     6,766
                                                 ----------              ----------
Equipment
   Cost                                              2,462                     2,493
   Less - Accumulated depreciation                     723                       840
                                                 ----------              ----------
     Equipment, net                                  1,739                     1,653
                                                  ----------              ----------
Capitalized software development costs, net of
   accumulated amortization of $1,098 in 1996
   and $1,209 in 1997                                  555                       444
                                                  ----------              ----------
     Total assets                                 $ 13,789                $    8,863
                                                  ==========              ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt           $  1,443                $    1,719
   Accounts payable and accrued expenses             6,424                     3,629
                                                  ----------              ----------
     Total current liabilities                       7,867                     5,348

Long-term bank loans                                 2,619                     2,200
Accrued severance liability                            329                       306
                                                  ----------              ----------
     Total liabilities                              10,815                     7,854
                                                  ----------              ----------

Shareholders' Equity
   Share capital                                        28                        28
     Ordinary shares of NIS 0.01 par value.
     Authorized 30,000 shares; issued and
     outstanding 11,670 at December 31, 1996
     and 11,696 at March 31, 1997
   Share premium                                    36,193                    36,255
   Accumulated deficit                             (33,247)                  (35,274)
                                                  ----------              -----------
     Total shareholders' equity                      2,974                     1,009
                                                  ----------              ----------

     Total liabilities and shareholders' equity   $ 13,789                $    8,863
                                                  ==========              ==========


THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

               ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         U.S. dollars and shares in thousands (except per share amounts)
                                   (Unaudited)


                                           For the three months ended March 31,
                                                   1996              1997
                                                   ----              ----

Net sales                                        $ 2,843          $   727

Operating costs and expenses

   Cost of sales                                   1,367              575
   Product development costs, net                    648            1,118
   Marketing expenses                              3,273              567
   General and administrative expenses             1,480              512
                                                 ----------       -------

   Total operating costs and expenses              6,768            2,772

Operating loss                                    (3,925)          (2,045)

Other income (expense)                                (7)              18
                                                 ----------       -------

Net loss                                         $(3,932)         $(2,027)
                                                 ==========       ========

Net loss per share                               $ (0.41)         $ (0.17)
                                                 ==========       ========

Weighted average number of shares                  9,570           11,686
                                                 ==========       ========



THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

               ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                      U.S. dollars and shares in thousands
                                   (Unaudited)

                                      Number of
                                      Ordinary     Share     Share      Accumulated
                                       Shares     Capital   Premium       Deficit       Total
                                       ------     -------   -------       -------       -----
Balance as of December 31, 1995          9,481    $  21   $   22,325   $ (12,213)     $10,133

Warrants exercised                         192        1          640           -          641
Net loss                                     -                            (3,932)      (3,932)
                                     ---------------------------------------------------------

Balance as of March 31, 1996             9,673    $  22   $   22,965   $ (16,145)      $6,842
                                     =========================================================


Balance as of December 31, 1996         11,670    $  28   $   36,193   $ (33,247)      $2,974

Warrants exercised                          26        -           62           -           62
Net loss                                     -        -            -      (2,027)      (2,027)
                                     ---------------------------------------------------------

Balance as of March 31, 1997            11,696    $  28   $   36,255    $(35,274)    $  1,009
                                     =========================================================




    THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

               ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            U.S. dollars in thousands
                                   (Unaudited)

                                                        For the three months ended March 31,
                                                            1996                   1997
                                                        -----------            -----------
Operating activities
   Net Loss                                              $  (3,932)             $   (2,027)
   Adjustments to reconcile net loss to net cash
     used in operating activities (see below)                 (697)                 (2,232)
                                                        -----------            -----------
     Net cash used in operating activities                  (4,629)                 (4,259)
                                                        -----------            -----------

Investing activities                                          (388)                    (31)
   Acquisition of equipment
   Capitalized software development costs                      (46)                      -
                                                        -----------            ------------
     Net cash used in investing activities                    (434)                    (31)
                                                        -----------            ------------

Financing activities
   Repayment of long-term bank loans                            (1)                   (143)
   Proceeds received on exercise of options
     and warrants, net                                         641                      62
                                                        -----------            ------------
     Net cash (provided) used by financing activities          640                     (81)
                                                        -----------            ------------

Decrease in cash and cash equivalents                       (4,423)                 (4,371)
                                                        -----------
Cash and cash equivalents, beginning of period               9,633                   8,723
                                                        -----------            ------------
Cash and cash equivalents, end of period                 $   5,210              $    4,352
                                                        ===========            ============

Adjustments to reconcile net loss to net cash used
   in operating activities
   Items not involving cash flow
     Depreciation and amortization                       $     222              $      228
     Increase (decrease) in severance liability                 13                     (23)
     Increase (decrease) in allowance for doubtful
        accounts and sales returns, net                        491                    (176)
   Changes in operating assets and liabilities
     (Increase) decrease in trade receivables               (1,633)                    165
     (Increase) decrease in other receivables                 (147)                    100
     (Increase) decrease in prepaid expenses                  (118)                     48
     (Increase) decrease in inventories                       (368)                    221
     Increase (decrease) in accounts payable
        and accruals                                           843                  (2,795)
                                                        -----------            -------------
     Net adjustments                                     $   (697)              $   (2,232)
                                                        -----------            -------------



    THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

               ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. dollars in thousands


NOTE 1 -  BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements of Accent Software International Ltd., and its subsidiaries ("Accent" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Although the Company believes that the disclosure presented herein is adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and footnotes included in the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 -  INVENTORIES

                                 December 31                     March 31,
                                    1996                           1997
                                -----------                  --------------

          Materials              $    230                    $          180
          Finished Goods              791                               620
                                 ----------                  --------------
                                 $  1,021                    $          800
                                 ----------                  --------------

NOTE 3 -  SHARE CAPITAL

          On June 6, 1996, the Company effected a three-for-two stock split. All share and per share data have been retroactively restated in the accompanying financial statements to give effect to this stock split.

NOTE 4 -  LIQUIDITY

          As of December 31, 1996 and March 31, 1997, the Company had accumulated deficits of $33,247 and $35,274, respectively, and anticipates that it will continue to incur losses for some time. Working capital decreased from $3,628 to $1,418 due primarily to the Company's continuing operating losses and working capital needs.

          In October 1996, the Company initiated a restructuring and refocusing effort which included a substantial reduction in the number of employees, major reductions in sales and marketing activities and the elimination or reduction of various other expenses. As a result of these efforts, the Company believes, at this time, that it has sufficient funds to allow it to operate consistent with its plans throughout 1997. There can be no assurance, however, that the Company will be able to operate in accordance with its plans and, therefore, additional funding from other sources may be necessary. As 1997 achievements begin to be recognized, efforts will be placed on obtaining additional funding through new or restructured borrowings or the sale of equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

OVERVIEW

      This Form 10-Q for Accent Software International Ltd., and its subsidiaries ("Accent" or "the Company") contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 1O-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties including, but not limited to, the timely availability of new products, market acceptance of the Company's existing products and products under development, the impact of competing products and pricing, the availability of sufficient resources including short and long-term financing of the Company to carry out its marketing plans, and quarterly fluctuations in operating results. The Company's actual results in future periods may be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities' values may be volatile and may be influenced by economic and other factors beyond the Company's control. In the context of the forward-looking information provided in this Form 10-Q, please refer to the Company's Form 10-K and the Company's other filings with the Securities and Exchange Commission.

      Accent designs, develops, markets and supports multilingual software development tools as well as multilingual Internet and text-processing software applications. Through its majority-owned subsidiary, AgentSoft, the Company also develops and markets intelligent agent-based software tools and products for process automation over the Internet. Since it first began to develop multilingual software, Accent has invested substantial sums on research and development, established a sales and marketing force, introduced new products and developed customer support services and the administrative infrastructure necessary to conduct its operations. As a result of the start-up nature of its business efforts during this period, Accent has incurred net losses each year since 1992, including a net loss of $21,034,000 for the fiscal year ended December 31, 1996.

      In October 1996, the Company initiated a restructuring and refocusing effort including a substantial reduction in the number of employees, large reductions in sales and marketing expenses and the elimination or reduction of various other costs. Certain new, experienced senior management individuals, including a new chief executive officer and a new chief financial officer, have also joined the Company. Through March 31, 1997, these initiatives have achieved a nearly two-thirds reduction in the Company's quarterly loss from its peak of $6,091,000 in the second quarter, 1996, to $2,027,000 in the most recently completed quarter. The Company believes, at this time, that it has sufficient funds to operate consistent with its plans throughout 1997. Management also believes it has developed appropriate contingency plans in order to further manage its cash and working capital in the event that its plans do not fully materialize. There is no assurance, however, that the Company will be able to operate in accordance with its plans and, therefore, additional funding from other sources may be necessary.

      As 1997 achievements begin to be recognized, efforts will be placed on obtaining additional funding through new or restructured borrowings or the sale of equity. If additional funds are raised through the issuance of equity or convertible debt securities, the Company's current shareholders may experience dilution. While management of the Company believes additional funding will be available if necessary, there can be no assurance that additional financing will be available on terms acceptable to the Company, if at all, if and when such financing is required. The inability to obtain additional financing, if and when needed, would have a material adverse effect on the Company, including possibly requiring the Company to curtail or cease operations.

      The Company's ability to generate increased revenue and to fund planned expenditures is dependent on a number of factors, many of which are outside its control. In particular, revenue growth and profitability, if any, will depend on the ability of the Company to develop and market new products and product enhancements, the continued growth in the number of Internet users, demand for the Company's products, the level of product and price competition, the success of the Company in attracting and retaining motivated and qualified personnel, the ability of the Company to control its costs and general economic conditions. There can be no assurance that the

Company will meet such challenges successfully. Any of these or other factors could have a material adverse effect on the Company's business, operating results or financial condition.

RESULTS OF OPERATIONS

      Accent achieved sales of approximately $727,000 during the three months ended March 31, 1997, while narrowing its operating loss to approximately $2,045,000 for the period.

      The following table sets forth for the periods indicated the percentage of revenues represented by certain expense items reflected in the Company's Consolidated Statement of Operations.

                                                   Percentage of Sales
                                          For the three months ended March 31.
                                          ------------------------------------
                                              1996                    1997
                                              ----                    ----

Net sales                                    100.0%                  100.0%

Cost of sales                                 48.1%                   79.1%
Product development costs                     22.8%                  153.8%
Marketing expenses                           115.1%                   78.0%
General & administrative costs                52.1%                   70.4%
                                          --------                  -------

Total operating costs and expense            238.1%                  381.3%
                                          --------                  -------
Operating loss                              -138.1%                 -281.3%
                                          ========                  =======

THREE MONTHS ENDED MARCH 31, 1997, COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996

        Net Sales. Net sales decreased approximately 74% to $727,000 in the three months ended March 31, 1997 from $2,843,000 in the three months ended March 31, 1996. The year earlier period included a non-recurring OEM contract of $1,100,000 The Company's revenues during both three month periods were derived primarily from retail sales.

        Cost of Sales. Costs of sales were $575,000 during the three months ended March 31, 1997, a reduction of 58% from $1,367,000 during the three months ended March 31, 1996. The decline is primarily attributable to the reduced sales volume during the latest quarter. Manufacturing, production, warehousing and shipping expenses have all been reduced proportionally from the year earlier period as the Company has begun to shift the focus of its marketing efforts away from retail sales and towards more cost productive OEM and business-to- business sales. The Company also continues to be impacted by prepaid, fixed royalty expenses and the amortization of capitalized software costs, although both of these costs were reduced from the year earlier period.

        Product Development Costs. Product development costs increased to $1,118,000 during the three months ended March 31, 1997 from $648,000 during the year earlier period, an increase of approximately 73%. The number of employees in product development increased to 70 at March 31, 1997 from 49 at March 31, 1996, as the Company has focused additional resources on the development of new products. Included in product development costs are expenses of the Company's 84% owned subsidiary, AgentSoft, which began operations during the first quarter 1996, and whose expenses amounted to approximately $150,000 during the latest quarter. Also during the first quarter 1997, the Company established a Chief Technology Office whose purpose is to develop longer-range product strategies and ideas.

        Marketing Expenses. The Company's marketing expenses have been reduced by over 80% to $567,000 in the three months ended March 31, 1997 from $3,273,000 in the three months ended March 31, 1996. Staffing in the sales and marketing areas has been reduced to 7 during the latest quarter from 51 during the year earlier quarter as the Company has begun to shift the focus of its marketing and sales efforts from retail to OEM and business-to-business sales. Also consistent with the change in focus is significant reductions in non-personnel expenses such as participation in trade shows, advertising and public relations costs. The Company also closed its U.S. sales office in Newport Beach, California, during the first quarter 1997, resulting in additional personnel and coot reductions.

        General and Administrative Expenses. The Company reduced general and administrative expenses by approximately 65% to $512,000 during the three months ended March 31, 1997 from $1,480,000 during the three months ended March 31, l996. The total number of employees in the various general and administrative functions decreased to 19 during the quarter ended March 31, 1997 from 38 during the year earlier period. General and administrative expenses include the costs incurred by the Company's executive management, legal, finance, human resources, MIS and office administration departments. During the most recent quarter, the Company established a new office in Colorado Springs, Colorado. Certain executive, sales, marketing and administrative functions will be based in the Colorado Springs location.

        Other income (Expense). The Company generated $18,000 in net other income during the three months ended March 31, 1997 compared with a loss of $7,000 during the three months ended March 31, 1996.

        Net Loss. The net loss during the three months ended March 31, 1997 was $2,027,000 or $0.17 per share, a reduction of approximately 48% compared with a net loss of $3,932,000 or $0.41 per share during the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

        Future sales of the Company's products and proposed products and services will depend principally on customer demand for multilingual software programs and services, multilingual Internet products and services and products and services utilizing intelligent agent technology. The computer industry has historically been volatile and, as is typically the case with newly introduced products, the ultimate level of demand for the Company's products is subject to a high degree of uncertainty. Developing worldwide market acceptance for the Company's existing and planned products will require substantial marketing efforts and capital resources to inform customers of the perceived benefits and cost advantages of the Company's products. The Company has begun to narrow the focus of its marketing efforts to primarily corporate and OEM customers because the Company believes this approach will result in both increased sales and more efficient utilization of its marketing resources.

        Although Accent has refocused its sales and marketing efforts away from the retail channel towards OEM and business-to-business sales, it will continue to place product in the retail channel where appropriate. It therefore expects that certain consequences of participation in the retail channel, such as unexpected product returns or excess inventory and increased working capital requirements necessitated by transfers of products to distributors on consignment, may occur.

        The Company's sales are made on credit terms which vary significantly depending on the nature of the sale and size of the customer. In addition, the Company does not hold collateral to secure payment from its customers. Therefore, defaults on payment by several of the Company's customers have adversely affected, and in the future could adversely affect, the Company's business, results of operations and financial condition.

        The Company believes it has established sufficient reserves to accurately reflect the amount or likelihood of product returns or credits and uncollectible receivables. There can be no assurance, however, that actual returns or uncollected accounts receivable beyond the reserves established would not have a material adverse effect on the Company's business, results of operations and financial condition.

        The Company's operating activities used cash of $4,259,000 and $4,629,000 during the three months ended March 31, 1997 and 1996, respectively. Of the cash used during the first quarter 1997, $2,795,000 was used to bring certain creditors current in the amounts owed them. The Company's investing activities used cash of

$31,000 and $434,000 for the three month periods ended March 31, 1997 and 1996, respectively. The Company's financing activities used cash of $81,000 during the three month period ended March 31, 1997, and provided cash of $640,000 during the three month period ended March 31, 1996.

        To date, Accent's capital requirements in connection with its development and marketing activities have been and will continue to be significant. Since its inception, the Company has financed its operations primarily through net proceeds from sales of equity securities, bank and other credit facilities, various government guaranteed long-term loans under the Approved Enterprise Program which is administered by the Israel Investment Center, revenues from sales of software and loans from certain affiliated parties.

        During 1995, the Company obtained short-term bank loans and borrowed funds from certain individuals, including certain shareholders, for general working capital purposes. In May 1995, the Company received net proceeds of $2,600,000 from a private placement of Units consisting of Ordinary Shares, warrants to purchase Ordinary Shares and an unsecured promissory note. In July 1995, the Company received $9,785,000 from the Initial Public Offering of Ordinary Shares and warrants to purchase Ordinary Shares. During the second half of 1996, Accent borrowed an aggregate of $1,500,000 from IMR Fund, L.P. In November 1996, the Company completed a secondary offering, receiving net proceeds of approximately $12,800,000 from Ordinary Shares and warrants to purchase Ordinary Shares.

        The Law for the Encouragement of Capital Investments, 1959, provides that capital investment in certain production facilities (or other eligible assets) may, upon application to the Israel Investment Center which administers the program, be designated as an "Approved Enterprise." Each certificate of approval for an Approved Enterprise relates to a specific investment program in the Approved Enterprise, delineated both by the financial scope of the investment and by the physical characteristics of the facility or asset. The Company must continue to comply with the various conditions of each respective approved program including compliance with minimum investment levels and the achievement of certain levels of sales. The Company believes it is in compliance with, and will continue to comply with, these conditions; however, there can be no assurance of such continued compliance.

        Long-term bank loans received as part of the Approved Enterprise Program totaled $4,100,000 as of December 31, 1996. Repayment of the loan began in March 1997, and is expected to continue at the rate of $145,000 per month. The balance of the loan at March 31, 1997 was $3,900,000.

        The Company anticipates, based on its current plans and assumptions relating to its operations, that its current cash level and its projected cash flow from operations will allow it to operate consistent with its plans throughout 1997. In addition, management believes it has developed appropriate contingency plans in the event its current plans and assumptions do not materialize. Thereafter, the Company will need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced services or products, or to acquire complementary products, businesses or technologies. If additional fluids are raised through the issuance of equity or convertible debt securities, the Company's shareholders may experience dilution. While the Company has been successful in raising additional funds when needed in the past, there can be no assurance that the Company will continue to be successful in obtaining required funds if and when needed, or that additional fluids will be available on commercially reasonable terms, if at all.


Earnings Per Share

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under the new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution for the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect that the adoption of this statement will have a material effect on previously reported EPS amounts.

PART II - OTHER INFORMATION
               EXHIBITS AND REPORTS ON FORM 8-K
ITEM 6.

        (a)    Exhibits

               27 -   Financial Data Schedule

        (b)    Reports on Form 8-K

        On February 5, 1997, Accent filed a report on Form 8-K, dated February 5, 1997, in connection with the resignation of Mitchell Joelson from his positions as Executive Vice President and Director of the Company.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ACCENT SOFTWARE INTERNATIONAL LTD.
                                            (REGISTRANT)

Date:  May 12, 1997                         by:  /s/ ROBERT J. BEHR
                                                 ---------------------------
                                                Robert J. Behr
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)