Form 10-Q
period 1997-06-30
ACCENT SOFTWARE INTERNATIONAL LTD
filed 1997-08-14
CIK 945321

                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                      _____________________

                            FORM 10-Q
                      _____________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1997

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to
     __________


                Commission file number:  0-26394


               ACCENT SOFTWARE INTERNATIONAL LTD.
-------------------------------------------------------------------------
           (Exact Name of Registrant in its Charter)


          ISRAEL                                          N/A
-------------------------------         ------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

        28 PIERRE KOENIG STREET, JERUSALEM 91530 ISRAEL
                       011-972-2-679-3723
-------------------------------------------------------------------------
(Address, Including Zip Code, and Telephone Number, Including Area Code of Registrant's Principal Executive Offices)


                              N/A
-------------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year,
                 if Changed Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On August 1, 1997, the registrant had outstanding 11,696,442 Ordinary Shares (including 1,800,000 Ordinary Shares included in the registrant's outstanding Units).

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      U.S. dollars and shares in thousands

                                                    DECEMBER 31      JUNE 30
                                                        1996           1997
                                                    -----------    -----------
                   ASSETS                            (Audited)     (Unaudited)
Current Assets
   Cash and cash equivalents                         $  8,723       $  1,236
   Trade receivables, net of allowance of
   $2,245 in 1996 and $2,113 in 1997                      984            874
   Other receivables                                      172            140
   Prepaid expenses                                       595            372
   Inventories                                          1,021            750
                                                     --------       --------
      Total current assets                             11,495          3,372
                                                     --------       --------
Equipment
   Cost                                                 2,462          2,558
   Less - accumulated depreciation                        723            961
                                                     --------       --------
   Equipment, net                                       1,739          1,597
                                                     --------       --------
Capitalized software development costs, net of
   accumulated amortization of $1,098 in 1996 and
   $1,320 in 1997                                         555            333
                                                     --------       --------
      Total assets                                   $ 13,789       $  5,302
                                                     --------       --------
                                                     --------       --------

 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Current maturities of long-term debt                 1,443          1,554
   Accounts payable and accrued expenses                6,424          3,266
                                                     --------       --------
      Total current liabilities                         7,867          4,820

Long-term bank loans                                    2,619          1,920
Accrued severance liability                               329            278
                                                     --------       --------
      Total liabilities                                10,815          7,018
                                                     --------       --------

Shareholders' Equity (Deficit)
   Share capital                                           28             28
    Ordinary shares of NIS 0.01 par value.
     Authorized 30,000 shares; issued and
     outstanding 11,670 at December 31, 1996,
     and 11,696 at June 30, 1997
   Share premium                                       36,193         36,255
   Accumulated deficit                                (33,247)       (37,999)
                                                     --------       --------
      Total shareholders' equity (deficit)              2,974         (1,716)
                                                     --------       --------
      Total liabilities and shareholders'
        equity (deficit)                             $ 13,789       $  5,302
                                                     --------       --------
                                                     --------       --------


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THESE CONSOLIDATED BALANCE SHEETS.

      ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF OPERATIONS
U.S. dollars and shares in thousands (except per share amounts)
                          (Unaudited)

                                                         For the three months           For the six months
                                                             ended June 30                 ended June 30
                                                          1996           1997           1996           1997
                                                        --------       --------       --------       -------
Net sales                                               $  1,285       $    722       $  4,128       $ 1,449

Operating costs and expenses
   Cost of sales                                           1,773            632          3,140         1,207
   Product development costs                                 821          1,321          1,469         2,439
   Marketing expenses                                      2,998            753          6,271         1,320
   General and administrative costs                        1,735            687          3,215         1,199
                                                        --------       --------       --------       -------

   Total operating costs and expenses                      7,327          3,393         14,095         6,165
                                                        --------       --------       --------       -------

Operating loss                                            (6,042)        (2,671)        (9,967)       (4,716)

Other expense                                                (49)           (54)           (56)          (36)
                                                        --------       --------       --------       -------

Net loss                                                $ (6,091)      $ (2,725)      $(10,023)      $(4,752)
                                                        --------       --------       --------       -------
                                                        --------       --------       --------       -------

Net loss per share                                      $  (0.63)      $  (0.23)      $  (1.05)      $ (0.41)
                                                        --------       --------       --------       -------
                                                        --------       --------       --------       -------

Weighted average number of shares outstanding              9,732         11,696          9,555        11,691
                                                        --------       --------       --------       -------
                                                        --------       --------       --------       -------








                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                 OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

             ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CHANGES IN
                        SHAREHOLDERS' EQUITY (DEFICIT)
                     U.S. dollars and shares in thousands
                                 (Unaudited)

                                                         NUMBER OF
                                                          ORDINARY        SHARE        SHARE        ACCUMULATED
                                                           SHARES        CAPITAL      PREMIUM         DEFICIT          TOTAL
                                                         ---------      --------      -------       -----------       -------

Balance as of December 31, 1995                             9,481            $21        $22,325      $(12,213)        $10,133

Warrants exercised                                            192              1            640             -             641
Net loss                                                        -                                      (3,932)         (3,932)
                                                           ------            ---        -------      --------         -------
Balance as of March 31, 1996                                9,673            $22        $22,965      $(16,145)        $ 6,842

Warrants exercised                                            105              -            317             -             317
Net loss                                                        -              -              -        (6,091)         (6,091)
                                                           ------            ---        -------      --------         -------

Balance as of June 30, 1996                                 9,778            $22        $23,282      $(22,236)        $ 1,068
                                                           ------            ---        -------      --------         -------
                                                           ------            ---        -------      --------         -------

Balance as of December 31, 1996                            11,670            $28        $36,193      $(33,247)        $ 2,974

Warrants exercised                                             26              -             62             -              62
Net loss                                                        -              -              -        (2,027)         (2,027)
                                                           ------            ---        -------      --------         -------

Balance as of March 31, 1997                               11,696            $28        $36,255      $(35,274)        $ 1,009

Net loss                                                        -              -              -        (2,725)         (2,725)
                                                           ------            ---        -------      --------         -------

Balance as of June 30, 1997                                11,696            $28        $36,255      $(37,999)        $(1,716)
                                                           ------            ---        -------      --------         -------
                                                           ------            ---        -------      --------         -------










                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                 OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                              U.S. dollars in thousands
                                     (Unaudited)

                                                        FOR THE SIX MONTHS ENDED JUNE 30
                                                               1996             1997
                                                            ---------         --------
Operating activities
  Net loss                                                  $(10,023)         $(4,752)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities (see below)              1,929           (2,113)
                                                            --------          -------
  Net cash used in operating activities                       (8,094)          (6,865)
                                                            --------          -------
Investing activities
  Acquisition of equipment                                      (768)             (96)
  Capitalized software development costs                         (46)               -
                                                            --------          -------
    Net cash used in investing activities                       (814)             (96)
                                                            --------          -------
Financing activities
  Repayment of long-term bank loans                               (8)            (588)
  Increase in short-term bank borrowing                          999
  Proceeds received on exercise of options and
    warrants, net                                                958               62
                                                            --------          -------
    Net cash provided by (used by) financing activities        1,949             (526)
                                                            --------          -------
Decrease in cash and cash equivalents                         (6,959)          (7,487)
Cash and cash equivalents, beginning of period                 9,633            8,723
                                                            --------          -------
Cash and cash equivalents, end of period                    $  2,674          $ 1,236
                                                            --------          -------
                                                            --------          -------

Adjustments to reconcile net loss to net cash provided by
  (used by) operating activities
  Items not involving cash flow
      Depreciation and amortization                         $    460          $   460
      Increase (decrease) in severance liability                  68              (51)
      Increase (decrease) in allowance for doubtful
        accounts and sales returns, net                          827             (132)
  Changes in operating assets and liabilities
      (Increase) decrease in trade receivables                (1,259)             242
      (Increase) decrease in other receivables                  (123)              32
      (Increase) decrease in prepaid expenses                   (232)             223
      (Increase) decrease in inventories                        (553)             271
      Increase (decrease) in accounts payable
        and  accruals                                          2,741           (3,158)
                                                            --------          -------
      Net adjustments                                       $  1,929          $(2,113)
                                                            --------          -------
                                                            --------          -------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

             ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             U.S. dollars in thousands, except per share data
(Information as of June 30, 1997, and for the six months ended June 30, 1996, and 1997 is unaudited)


NOTE 1    BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Accent Software International Ltd., and its subsidiaries ("Accent" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. The significant accounting policies, certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. In the opinion of management, all adjustments (consisting of adjustments of a normal, recurring nature) necessary for a fair presentation of these financial statements have been reflected in the interim periods presented. Operating results for the three-month and six-month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Although the Company believes that the disclosures presented herein are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and footnotes included in the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2    INVENTORIES


                                         JUNE 30      Dec. 31    JUNE 30
                                          1996          1996      1997
                                         -------------------------------
          Material and components        $  667        $  230     $180
          Finished goods                  1,545           791      570
                                         -------------------------------
              Total                      $2,212        $1,021     $750
                                         -------------------------------
                                         -------------------------------

NOTE 3    SHARE CAPITAL

          On June 6, 1996, the Company effected a three-for-two stock split. All share and per share data have been retroactively restated in the accompanying financial statements to give effect to this stock split.

NOTE 4    LIQUIDITY

          As of December 31, 1996, and June 30, 1997, the Company had accumulated deficits of $33,247 and $37,999, respectively, and anticipates that it will continue to incur losses for some time. Working capital decreased from $3,628 at December 31, 1996, to $(1,448) at June 30, 1997, due primarily to the Company's continuing operating losses and working capital needs.

          The Company initiated a restructuring and refocusing effort during the fourth quarter, 1996, which included a substantial reduction in the number of employees, major reductions in sales and marketing activities and the elimination or reduction of various other expenses. These efforts have reduced operating expenses and the level of funding required to operate the Company.

          Subsequent to June 30, 1997, on August 5, 1997, the Company completed a financing arrangement with CC Investments LDC (the "Investor"), pursuant to Regulation D under the Securities Act of 1933. The Company received $2,000 in cash before expenses (approximately $1,850 net of expenses) and, in return, issued the Investor an unsecured debenture carrying 6% annual interest and convertible into the Company's Ordinary Shares at the lesser of $2.13469 (135% of the average closing bid price for the five-day period preceding the closing date) or 75% of the average closing bid price of the Ordinary Shares for the five-day period preceding the date of conversion. The debenture automatically converts into Ordinary Shares on August 5, 1999, and may be converted anytime after November 2, 1997. The Company, at its option, may require the Investor to convert the debenture into Preferred Shares of the Company at any time prior to November 3, 1997. Terms of the Preferred Shares will be identical to the debentures. Conversion of the debentures (or Preferred Shares) will result in dilution to the Company's current shareholders. Assuming the Company's share price remains at its August 5, 1997, level, the percentage dilution will approximate 12%. If the share price increases from its August 5 level, the amount of dilution will decrease and, conversely, if the share price decreases, the amount of dilution will increase. There can he no assurance that the share price will either increase or decrease.

          Additional financing will be required for the Company to meet its operating objectives during the balance of 1997 and the Company has prepared plans to obtain additional financing. There can be no assurance, however, that the Company will be successful in carrying out its plans. Any failure to obtain additional financing when needed will have a material adverse impact on the Company, including possibly requiring the Company to curtail or cease operations.

NOTE 5    EQUITY

          The Company's cumulative net loss has placed it in a negative equity position as of June 30, 1997. The recent financing transaction referred to in Note 4, above, contains a provision allowing the Company, at its option, to convert the convertible debentures into convertible Preferred Shares of the Company.

NOTE 6    EARNINGS PER SHARE

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS.
          For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under the new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution for the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect that the adoption of this statement will have a material effect on previously reported EPS amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

OVERVIEW

     This Form 10-Q for Accent Software International Ltd. and its subsidiaries ("Accent" or the "Company") contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties including, but not limited to, the timely availability of new products, market acceptance of the Company's existing products and products under development, the impact of competing products and pricing, the availability of sufficient resources including short- and long-term financing to carry out the Company's product development and marketing plans, and quarterly fluctuations in operating results. The Company's actual results in future periods may be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities' values may be volatile and may be influenced by economic and other factors beyond the Company's control. In the context of the forward-looking information provided in this Form 10-Q, please refer to the Company's most recent Form 10-K and the Company's other filings with the Securities and Exchange Commission.

     Accent is a language solutions company which designs, develops, markets and supports multilingual software development tools and multilingual Internet and text-processing software applications. Through its majority-owned subsidiary, AgentSoft, the Company also develops and markets intelligent agent-based software tools and products for Internet process automation. Since it first began to develop multilingual software in 1988, Accent has invested substantial funds on research and development, established a sales and marketing force, introduced new products and established the customer support services and administrative infrastructure necessary to conduct its operations. As a result of the start-up nature of its business efforts during this period, Accent has incurred net losses each year since 1992, including net losses of $21,034,000 during the fiscal year ended December 31, 1996, and $4,752,000 during the first six months of 1997.

     In October 1996, the Company initiated a restructuring and refocusing effort including a substantial reduction in the number of employees, large reductions in sales and marketing expenses and the elimination or reduction of various other costs. A new chief executive officer and a new chief financial officer joined the Company during the first quarter, 1997. In addition to furthering the restructuring efforts begun in October, the new management has shifted the Company's product mix and customer orientation away from the retail market and in the direction of original equipment manufacturers (OEMs) and business-to-business transactions. The Company has also established a new office in Colorado Springs, Colorado. The U.S. location will become the focal point of the Company's future sales, marketing and customer support efforts as well as certain general and administrative functions.

     The quarter ending June 30, 1997, was the Company's first full quarter under new management. Revenue during the quarter of $722,000 represented a slight decrease from the $727,000 reported in the preceding quarter. Whereas revenue in earlier periods was derived primarily from the retail market, the Company has now sharply curtailed its retail sales and marketing efforts and anticipates that its new focus on the OEM and business-to-business markets will begin to produce increasing revenue during the second half of 1997. There can be no assurance, however, that the Company's new sales and marketing focus will be successful. Failure of the new sales and marketing approach to achieve increasing revenue could have a material adverse effect on the Company.

     The Company's ability to generate increased revenue and to fund planned expenditures is dependent on a number of factors, many of which are outside its control. Revenue growth and profitability, if any, will depend on the ability of the Company to develop and market new products and product enhancements, demand for the Company's products, the level of product and price competition, the success of the Company in attracting and retaining motivated and qualified personnel, the ability of the Company to control its costs and general economic conditions. There can be no assurance that the Company will meet such challenges successfully. Any of these or other factors could have a material adverse effect on the Company's business, operating results and financial condition.

     Subsequent to June 30, 1997, the Company completed a financing arrangement providing approximately $1,850,000, net of expenses, which will be used to further develop the Company's software language solutions products and services and for the expansion of the United States sales and marketing group. (See Note 4 to the Consolidated Financial Statements beginning on page 6 and also Item 5 in Part II of this Form 10-Q.) The Company will continue to pursue additional financing through new or restructured borrowings or the sale of equity. If additional funds are raised through the issuance of equity or convertible debt securities, the Company's current shareholders will experience additional dilution. While management of the Company believes additional funding will be available if and when needed, there can be no assurance that additional financing will be available on terms acceptable to the Company, if at all. The inability to obtain additional financing, if and when needed, would have a material adverse effect on the Company, including possibly requiring the Company to curtail or cease operations.

RESULTS OF OPERATIONS

     Accent achieved sales of approximately $722,000 during the three months ended June 30,1997, and incurred an operating loss of approximately $2,671,000 For the year earlier quarter, the Company recorded sales of $1,285,000 and an operating loss of $6,042,000.

     For the six-month period ended June 30, 1997, the Company achieved sales of $1,449,000 and incurred an operating loss of $4,716,000; compared to sales of $4,128,000 and an operating loss of $9,967,000 for the six months ended June 30, 1996.

     The following table sets forth for the periods indicated the percentage of sales represented by certain expense items reflected in the Company's Consolidated Statement of Operations.

                                     For the three months    For the six months
                                         ended June 30          ended June 30
                                        1996      1997        1996       1997
                                     ------------------------------------------
Net sales                              100.0%    100.0%      100.0%     100.0%

Cost of sales                          138.0%     87.5%       76.1%      83.3%
Product development costs               63.9%    182.9%       35.6%     168.3%
Marketing expenses                     233.3%    104.3%      151.9%      91.1%
General & administrative costs         135.0%     95.2%       77.0%      82.7%
                                     ------------------------------------------
Total operating costs and expenses     570.2%    469.9%      341.4%     425.4%
                                     ------------------------------------------
Operating loss                        (470.2)%  (369.9)%    (241.4)%   (325.4)%
                                     ------------------------------------------
                                     ------------------------------------------

     NET SALES. Net sales decreased to $722,000 in the three months ended June 30, 1997, from $1,285,000 in the three months ended June 30, 1996. Revenue in the year earlier period was generated almost entirely in the retail market. The Company is shifting the focus of its sales and marketing efforts away from the retail market and has sharply curtailed its retail advertising and marketing efforts while it begins to develop new sales and marketing strategies aimed at the OEM and business-to-business market. The Company believes that its new sales and marketing strategy will begin generating increasing results during the second half of 1997.

     For the six-month period ended June 30, 1997, Accent recognized revenue of $1,449,000 versus $4,128,000 for the year earlier period. Revenue during the first half of 1996 included a single non-recurring sale of approximately $1,000,000 while the first half 1997 results reflect the Company's transition away from the retail marketplace.

     COST OF SALES. Cost of sales was $632,000 during the three months ended June 30, 1997; a reduction of 64% from $1,773,000 during the three months ended June 30, 1996. The decline is primarily attributable to the reduced sales volume during the latest quarter. Manufacturing, production, warehousing and shipping expenses have all been reduced proportionally from the year earlier period. Cost of sales during the year earlier period was also increased by a write-down in the value of the inventory for excess and obsolete product. The Company's cost of sales as a percentage of revenue continues to be impacted by fixed royalty expenses and the amortization of capitalized software costs, although both of these costs were reduced from the year earlier period and are expected to be fully amortized by the first quarter 1998.

     Cost of sales during the most recent six months was $1,207,000; approximately one-third of the $3,140,000 incurred during the first half of 1996 and consistent with the reduction in revenue and associated manufacturing, production and shipping expenses.

     PRODUCT DEVELOPMENT COSTS. Product development costs increased to $1,321,000 during the three months ended June 30, 1997, from $821,000 during the year earlier period; an increase of approximately 61%. The Company has accelerated its product development cycle and therefore is currently expensing software development costs. The Company has also placed increased emphasis on the development of new products aimed at the OEM and business-to-business market and has continued to expand the agent-related development efforts at its majority-owned subsidiary, AgentSoft. The number of employees in product development increased to 73 at June 30, 1997, from 65 at June 30, 1996, including 17 employees at AgentSoft at the end of the most recent quarter, compared with 2 at the end of the year earlier quarter.

     For the six months ended June 30, 1997, product development costs were $2,439,000; approximately $1,000,000 greater than the $1,469,000 incurred during the first half of 1996. First half 1996 expenses were lower due to the capitalization of software development costs during the first quarter of 1996. AgentSoft was established during the first half of 1996 and costs related to this segment of the business were minimal during the first months of the year.

     MARKETING EXPENSES. The Company's marketing expenses were $753,000 in the three months ended June 30, 1997; a reduction of approximately 75% from $2,998,000 in the three months ended June 30, 1996. Staffing in the sales and marketing areas was 10 at the end of the latest quarter, compared with 37 during the year earlier quarter. The Company's shift away from the retail market allows it to function with fewer sales and marketing personnel and has also led to significant reductions in non-personnel expenses such as participation in trade shows, advertising and public relations costs. The Company closed its U.S. sales office in Newport Beach, California, during the first quarter 1997, resulting in additional personnel and cost reductions. As the Company completes development of products for the OEM and business-to-business markets, it expects to add additional sales and marketing staff and will incur increased marketing expenses; however, the staffing and expense levels are expected to remain significantly below their peak 1996 levels.

     Sales and marketing expenses were $1,320,000 during the first half of 1997; an almost 80% reduction from the $6,271,000 incurred during the first half of 1996. The first quarter of 1996 was characterized by a strong sales and marketing effort in the retail sector with related large expenses for advertising, marketing and participation in trade shows and other promotional activity. These expenses have been largely curtailed during the current year as the Company has refocused its sales and marketing activity away from the retail marketplace.

     GENERAL AND ADMINISTRATIVE EXPENSES. The Company reduced general and administrative expenses by approximately 60% to $687,000 during the three months ended June 30, 1997, from $1,735,000 during the three months ended June 30, 1996. The reduction in general and administrative expenses resulted from a reduction in the total number of employees in the various general and administrative functions decreased to 19 at June 30, 1997, from 34 a year earlier. General and administrative expenses include the costs incurred by the Company's executive management, legal, finance, human resources, MIS and office administration departments.

     General and administrative expenses for the most recent six-month period were approximately 36% of their total during the first half of 1996; specifically $1,199,000 versus $3,215,000 for the six months ended June 30, 1997, and 1996, respectively. The higher costs in the year earlier period reflect significantly higher staffing levels in virtually all of the general and administrative functions.

     OTHER INCOME (EXPENSE). The Company incurred $54,000 in net other expense during the three months ended June 30, 1997, compared with $49,000 during the three months ended June 30, 1996. Other expense consists primarily of interest expense on long-term debt.

     For the six-month period ended June 30, 1997, net other expense was $36,000, including a $120,000 gain on foreign currency translations recognized during the first quarter of the year. Other expense during the first half of 1996 totaled $56,000.

     NET LOSS. The net loss during the three months ended June 30, 1997, was $2,725,000 or $0.23 per share, a reduction of approximately 56% compared with a net loss of $6,091,000 or $0.63 per share during the three months ended
June 30, 1996.

     Accent experienced a net loss of $4,752,000 ($0.41 per share) for the first six months of 1997 versus a net loss of $10,023,000 ($1.05 per share) for the year earlier period. Although revenue was greater during the year earlier period and the Company has increased its expenditures on product development during the current year, cost of sales, sales and marketing expenses, and general and administrative expenses were all significantly higher during the first half of 1996.


LIQUIDITY AND CAPITAL RESOURCES

     Future sales of the Company's current and proposed products and services will depend principally on customer demand for multilingual software programs and services, multilingual Internet products and services, and products and services utilizing intelligent agent technology. The technology industry has historically been volatile and, as is typically the case with newly introduced products, the ultimate level of demand for the Company's products is subject to a high degree of uncertainty. As discussed earlier, the Company has narrowed the focus of its marketing efforts primarily to OEM and business-to-business customers because the Company believes this approach will result in both increased sales and more efficient utilization of its marketing resources.

     Although Accent has refocused its sales and marketing efforts towards OEM and business-to-business sales, it will continue to place product in the retail channel where appropriate. It therefore expects that certain consequences of participation in the retail channel, such as unexpected product returns or excess inventory and increased working capital requirements necessitated by transfers of products to distributors on consignment, may occur.

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

     The Company believes it has established sufficient reserves to accurately reflect the likelihood of product returns or credits and uncollectible receivables. There can be no assurance, however, that actual returns or uncollected accounts receivable beyond the reserves established would not have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's operating activities used cash of $6,865,000 and $8,094,000 during the six months ended June 30, 1997, and 1996, respectively. Of the cash used during the first half of 1997, $3,158,000 was used to bring certain creditors current in the amounts owed them resulting in a corresponding reduction in the amount of accounts payable on the Company's balance sheet at June 30, 1997. The Company reduced its investing activities, which consist primarily of the purchase of hardware and software for the product development organization, to $96,000 in the first half of 1997 from $768,000 in the first half of 1996. The Company's financing activities used cash of $526,000 during the six-month period ended June 30, 1997, primarily to reduce its long-term debt, and provided cash of $1,949,000 during the six-month period ended
June 30, 1996, primarily related to the sale of equity.

     Accent had negative working capital of $1,448,000 at June 30, 1997, compared to positive working capital of $3,628,000 at December 31, 1996. The change in working capital primarily reflects the Company's continuing operating losses and efforts to bring its creditors current with respect to amounts owed them. The new management has significantly reduced the Company's operating losses through reductions in sales and marketing expenses and general and administrative expenses and is taking steps to raise additional capital. (See
Note 4 to the Consolidated Financial Statements beginning on page 6 and also
Item 5 in Part II of this Form 10-Q.) Failure to obtain adequate capital will have a material adverse impact on the Company, including possibly requiring the Company to curtail or cease operations. The development of the Company's software language solutions products and services and the expansion of the United States sales and marketing group will continue to require working capital.

     The Company has historically financed its operating requirements through bank loans and the sale of equity. Long-term bank loans received as part of the Israel Approved Enterprise Program totaled $4,100,000 as of December 31, 1996. Repayment of the loans began in March 1997, and is expected to continue at a rate of approximately $122,500 per month (at current exchange rates) until the loans are repaid. The balance of the loans at June 30,1997, was $3,474,000. The Company believes it is in compliance with, and will continue to comply with, all loan covenants and other requirements of the Israel Approved Enterprise Program; however, there can be no assurance of such continued compliance.

     Subsequent to June 30, 1997, the Company obtained additional financing of approximately $1,850,000, net of expenses, through the sale of convertible debentures. (See Note 4 to the Consolidated Financial Statements beginning on page 6 and also Item 5 in Part II of this Form 10-Q.) The Company anticipates, based on its current operational plans and assumptions, that it will require additional financing to allow it to operate consistent with its plans through the remainder of 1997. If additional funds are raised through the issuance of equity or convertible debt securities, the Company's shareholders will experience dilution. While the Company has been successful in raising additional funds when needed in the past there can be no assurance that the Company will continue to be successful in obtaining required funds if and when needed, or that additional funds will be available on commercially reasonable terms, if at all. The failure to obtain additional financing as required would have a material adverse impact on the Company and could require it to sharply curtail or cease operations.


EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under the new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution for the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect that the adoption of this statement will have a material effect on previously reported EPS amounts.


PART II   OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual General Meeting of Shareholders was held on May 28, 1997, in Jerusalem, Israel. The following directors were elected during the meeting, and the voting of each individual is as shown in the table (there were no abstentions or non-votes in the voting for directors):

               Name of Nominee                        Vote For    Votes Against
               ---------------                        --------    -------------

               Roger R. Cloutier, II (Co-Chairman)   10,240,980      154,075
               Robert S. Rosenschein (Co-Chairman)   10,242,780      152,275
               Todd A. Oseth                         10,242,780      152,275
               Dr. Jeffrey S. Rosenschein            10,242,780      152,275
               Elliott B. Broidy                     10,242,780      152,275
               Esther Dyson                          10,242,780      152,275
               Meldon E. Levine                      10,242,780      152,275
               Mark A. Tebbe                         10,242,780      152,275

     The following matters, in addition to the election of directors, were voted upon and approved at the meeting:

     1. Pursuant to Israeli law, the compensation of Todd A. Oseth, president, chief executive officer and a director of the Company. The vote total was: 9,611,808 for; 78,705 against; 160,257 abstentions; and 544,285 not voted.

     2. The appointment of Luboshitz, Kasierer & Co., a member of the Andersen Worldwide organization, as independent auditors to audit the financial statements of the Company and its subsidiaries for the year ending December 31, 1997, and authorization for the Board of Directors of the Company to determine the level of compensation of the independent auditors. The vote total was; 10,160,227 for; 14,887 against; 22,053 abstentions; and 470,300 not voted.

     No other business came before the meeting and no other matters were submitted to a vote of shareholders during the quarter ending June 30, 1997.


ITEM 5.   OTHER EVENTS

     On August 5, 1997, the Company completed a financing arrangement with CC Investments LDC (the "Investor"), pursuant to Rule 505 of Regulation D of the Securities Act of 1933. Rule 505 was available because the issuance was to fewer than 35 unaccredited investors. The Company received $2,000,000 in cash before expenses (approximately $1,850,000 net of expenses) and, in return, issued the Investor an unsecured debenture carrying 6% annual interest and convertible into the Company's Ordinary Shares at the lesser of $2.13469 (135% of the average closing bid price for the five-day period preceding the closing date) or 75% of the average closing bid price of the Ordinary Shares for the five-day period preceding the date of conversion. The debenture automatically converts into Ordinary Shares on August 5, 1999, and may be converted anytime after November 2, 1997. The Company, at its option, may require the Investor to convert the debenture into Preferred Shares of the Company at any time prior to November 3, 1997. Terms of the Preferred Shares will be identical to the debentures. Conversion of the debentures (or Preferred Shares) will result in dilution to the Company's current shareholders. Assuming the Company's share price remains at its August 5, 1997, level of $1.62 per share, the debentures (or Preferred Shares) will be convertible into approximately 1,646,000 Ordinary Shares and the percentage dilution will amount to approximately 12%. If the share price increases from its August 5 level, the conversion price will increase and there would be a corresponding decrease in the number of shares into which the debentures would be converted and in the amount of dilution which would be experienced by the shareholders. If the share price decreases from its August 5 level, the conversion price will decrease and there would be a corresponding increase in the number of shares into which the debentures would be converted and in the amount of dilution which would be experienced by the shareholders. There can be no assurance that the share price will either increase or decrease.

     The Investor was also granted warrants to purchase 250,000 Ordinary Shares of the Company at an exercise price of $2.80 and additional warrants to purchase 50,000 Ordinary Shares at an exercise price of $3.20. The placement agents for the transaction were The Shemano Group, Inc., San Francisco, California, and Equity Management Partners, Atlanta, Georgia. The placement agents were granted warrants to purchase 300,000 Ordinary Shares at an exercise price equal to 115% of the closing bid price on the day of closing. The warrants are valid for five years. Exercise of all 600,000 warrants granted to the Investor and to the placement agents will result in a percentage dilution to existing shareholders of approximately 5%.

     Pursuant to the terms of the registration rights agreement which was part of the financing arrangement, the Company is required to file a registration statement on Form S-3 for the Ordinary Shares reserved for issuance upon conversion of the debenture (or Preferred Shares) and exercise of the warrants within 15 days of the closing which took place on August 5, 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits (those marked with an * are incorporated by reference)

                    3.1(a) - Memorandum of Association of Registrant (filed as Exhibit 3.1(a) to the Company's Registration Statement No. 33-92754).*

                    3.1(b) - Certificate of Name Change dated October 23, 1994 (filed as Exhibit 3.1(b) to the Company's Registration Statement
          No. 33-92754).*

                    3.1(c) - Certificate of Name Change dated April 23, 1995 (filed as Exhibit 3.1(c) to the Company's Registration Statement
          No. 33-92754).*

                    3.2     -  Articles of Association of Registrant (filed as
          Exhibit 3.2 to the Company's Registration Statement No. 33-92754).*

                    4.1     -  Form of Ordinary Share Certificate (filed as
          Exhibit 4.1 to the Company's Registration Statement No. 33-92754).*

                    4.2     -  Form of Underwriter's Warrant Agreement (filed as
          Exhibit 4.4 to the Company's Registration Statement No. 33-92754).*

                    4.3       -    Form of Bridge Financing Warrant dated as of
          May 22, 1995 between the Company and each of the Holders (filed as Exhibit 4.5 to the Company's Registration Statement No. 33-92754).*

                    4.4       -    Form of Representative's Warrant Agreement,
          between the Company and Sands Brothers & Co., Ltd., as representative of the several underwriters (filed as Exhibit 4.4 to the Company's Registration Statement No. 333-7637).*

                    4.5       -    Form of IMR Warrant dated as of November 22,
          1996 between the Company and IMR Fund, L.P., (filed as Exhibit 4.5 to the Company's Registration Statement No. 333-7637).*

                    4.6       -    Form of Redeemable Warrant Agreement dated
          as of November 22, 1996 between the Company, Sands Brothers & Co., Ltd., as representative of the several underwriters, and American Stock Transfer & Trust Company (filed as Exhibit 4.6 to the Company's Registration Statement No. 333-7637).*

                    4.7       -    Form of Redeemable Warrant Certificate (filed
          as Exhibit 4.6 to the Company's Registration Statement No. 333-7637).*

                    4.8       -    Form of Unit Certificate (filed as Exhibit
          4.6 to the Company's Registration Statement No. 333-7637).*

                    10.1      -    Stock Purchase Agreement between IMR
          Investments V.O.F. and Kivun Computers Company (1988), Ltd., Robert Rosenschein, Jeffrey Rosenschein, Accent Software Partners, Pal-Ron Marketing, Ltd., and KZ Overseas Holding Corp., dated as of May 11, 1994, as amended July 20, 1995 (filed as Exhibit 10.1 to the Company's Form 10-K on April 1, 1996).*

                    10.2      -    Shareholders' Agreement by and among Kivun
          Computers Company (1988), Ltd., Robert Rosenschein, Dr. Jeffrey Rosenschein, Pal-Ron Marketing, Ltd., Accent Software Partners, KZ Overseas Holding Corp. and IMR Investments V.O.F., dated as of
          May 11, 1994, as amended July 20, 1995 (filed as Exhibit 10.2 to the Company's Form 10-K on April 1, 1996).*

                    10.3(a)   -    Option Agreement dated March 23, 1993
          between the Company and Robert S. Rosenschein (filed as
          Exhibit 10.3(a) to the Company's Registration Statement
          No. 33-92754).*

                    10.3(b)   -    Schedule of other option agreements
          substantially identical in all material respects to the option agreement filed as Exhibit 10.3(a) (filed as Exhibit 10.3(b) to the Company's Registration Statement No. 33-92754).*

                    10.4(a)   -    Warrant Acquisition Agreement dated
          January 1, 1995 between the Registrant and Robert S. Rosenschein (filed as Exhibit 10.4(a) to the Company's Registration Statement No. 33-92754).*

                    10.4(b)   -    Schedule of other warrant acquisition
          agreements substantially identical in all material respects to the warrant agreement (filed as Exhibit 10.4(b) to the Company's Registration Statement No. 33-92754).*

                    10.5      -    Form of Registration Rights Agreements dated
          as of May 22, 1995 between the Company and each of the Holders (filed as Exhibit 10.5 to the Company's Registration Statement
          No. 33-92754).*

                    10.6(a)   -    Employee Share Option Plan (1995) (filed as
          Exhibit 10.7(a) to the Company's Registration Statement
          No. 33-92754).*

                    10.6(b)   -    Amended and Restated Employee Share Option
          Plan (1995) (filed as Exhibit 4.2 to the Company's Registration Statement No. 333-04285).*

                    10.6(c)   -    Non-Employee Director Share Option Plan
          (1995) (filed as Exhibit 10.7(b) to the Company's Registration Statement No. 33-92754).*

                    10.6(d)   -    Amended and Restated Non-Employee Share
          Option Plan (1995) (filed as Exhibit 4.2 to the Company's Registration Statement No. 333-07965).*

                    10.7(a)   -    Employment Agreement between the Company and
          Robert S. Rosenschein, dated July 26, 1995 (filed as Exhibit 10-7(a) to the Company's Form 10-K on April 1, 1996).*

                    10.7(b)   -    Employment Agreement between the Company and
          Moshe Kranc, dated September 12, 1996.*

                    10.7(c)   -    Employment Agreement between the Company and
          Herbert Zlotogorski, dated July 26, 1995 (filed as Exhibit 10-7(c) to the Company's Form 10-K on April 1, 1996).*

                    10.7(d)   -    Employment Agreement between the Company and
          Jeffrey Rosenschein, dated July 26, 1995 (filed as Exhibit 10-7(d) to the Company's Form 10-K on April 1, 1996).*

                    10.8     -    Shareholders Agreement by and between Accent
          Software International Limited and Gilad Zlotkin, dated February 21, 1996 (filed as Exhibit 10.10 to the Company's Form 10-K on April 1,
          1996).*

                    10.9     -    Debenture between the Company and Bank Leumi
          (filed as Exhibit 10.11 to the Company's Registration Statement
          No. 333-7637).*

                    27 - Financial Data Schedule

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


                                 ACCENT SOFTWARE INTERNATIONAL LTD.
                                 (REGISTRANT)


Date: August 14, 1997            By: /s/ ROBERT J. BEHR
                                    -----------------------------------
                                    Robert J. Behr
                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)