Form 10-Q
period 1997-09-30
ACCENT SOFTWARE INTERNATIONAL LTD
filed 1997-11-07
CIK 945321

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                 --------------------

                                      FORM 10-Q

                                 --------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 1997.

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to
    __________.


                           Commission file number: 0-26394



                          ACCENT SOFTWARE INTERNATIONAL LTD.
                      -----------------------------------------
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

       -----------------------------------------------------------------------
       (Address, Including Zip Code, and Telephone Number, Including Area Code
                    of Registrant's Principal Executive Offices.)


                                        N/A
-----------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                           if Changed Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes  [X]  No  [ ]


On November 3, 1997, the registrant had outstanding 13,154,982 Ordinary Shares (including 1,800,000 Ordinary Shares included in the registrant's outstanding Units).

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

               ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                         U.S. dollars and shares in thousands

                                                  DECEMBER 31,  SEPTEMBER 30,
                                                      1996          1997
                                                  ------------  -------------
                          ASSETS                   (Audited)     (Unaudited)
Current Assets
  Cash and cash equivalents                         $  8,723      $     76
  Trade receivables, net of allowance of
    $2,245 in 1996 and $1,691 in 1997                    984         1,414
  Other receivables                                      172           229
  Prepaid expenses                                       595         1,206
  Deferred debt issuance cost                            -             436
  Inventories                                          1,021           439
                                                    --------      --------
          Total current assets                      $ 11,495      $  3,800
                                                    --------      --------

Equipment
  Cost                                              $  2,462      $  2,606
  Less - Accumulated depreciation                        723         1,088
                                                    --------      --------
         Equipment, net                             $  1,739      $  1,518
                                                    --------      --------
Capitalized software development costs, net of
  accumulated amortization of $1,098 in 1996
  and $1,431 in 1997                                     555           222
                                                    --------      --------
          Total assets                              $ 13,789      $  5,540
                                                    --------      --------
                                                    --------      --------

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Current maturities of long-term debt              $  1,443      $  1,604
  Accounts payable and accrued expenses                6,424         2,758
                                                    --------      --------
          Total current liabilities                 $  7,867      $  4,362
Long-term bank loans                                $  2,619      $  1,384
6% Convertible Debentures                                -           1,734
Accrued severance liability                              329           320
                                                    --------      --------
          Total liabilities                         $ 10,815      $  7,800
                                                    --------      --------
Shareholders' Equity (Deficit)
  Share capital                                     $     28      $     30
    Ordinary shares of NIS 0.01 par value.
    Authorized 30,000 shares; issued and
    outstanding 11,670 at December 31, 1996
    and 12,308 at September 30, 1997
  Share premium                                       36,193        38,642
  Accumulated deficit                                (33,247)      (40,932)
                                                    --------      --------
          Total shareholders' equity (deficit)      $  2,974      $ (2,260)
                                                    --------      --------
          Total liabilities and shareholders'
            equity (deficit)                        $ 13,789      $  5,540
                                                    --------      --------
                                                    --------      --------


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         CONSOLIDATED FINANCIAL STATEMENTS.

             ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
       U.S. dollars and shares in thousands (except per share amounts)
                                  (Unaudited)

                                     For the three months   For the nine months
                                      ended September 30,   ended September 30,
                                        1996        1997      1996        1997
                                     ------------------------------------------

Net sales                            $   603      $ 1,104   $  4,731    $ 2,553

Operating costs and expenses
  Cost of sales                        1,705          878      4,845      2,085
  Product development costs              979        1,136      2,448      3,575
  Marketing expenses (NOTE 3)          1,838          580      8,109      1,900
  General and administrative
    expenses (NOTE 3)                  1,792          718      5,007      1,917
                                     ------------------------------------------

  Total operating costs and expenses   6,314        3,312     20,409      9,477
                                     ------------------------------------------

Operating loss                        (5,711)      (2,208)   (15,678)    (6,924)

Financing expenses, net (NOTES 4,5)       15          726         71        761

Net loss                             $(5,726)     $(2,934)  $(15,749)   $(7,685)
                                     ------------------------------------------
                                     ------------------------------------------

Net loss per share                   $ (0.59)     $ (0.25)  $  (1.62)   $ (0.65)
                                     ------------------------------------------
                                     ------------------------------------------

Weighted average number of shares
  outstanding                          9,787       11,876      9,698     11,754
                                     ------------------------------------------
                                     ------------------------------------------


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         CONSOLIDATED FINANCIAL STATEMENTS.

             ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          U.S. dollars in thousands
                                  (Unaudited)

                                                                FOR THE NINE MONTHS ENDED SEPT. 30,
                                                                    1996                   1997
                                                                  --------               -------
Operating activities
  Net loss                                                        $(15,749)              $(7,685)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Accretion of debt for attached warrants                         -                       24
      Accretion of debt for guaranteed return                         -                      667
      Amortization of deferred debt issuance costs                    -                       40
      Shares issued in payment of interest                            -                       20
      Depreciation and amortization                                    695                   698
      Change in allowance for doubtful accounts                        179                  (554)
      Changes in assets and liabilities
        Decrease in trade receivables                                  596                   435
        (Increase) decrease in other receivables                       524                   (57)
        (Increase) in prepaid expenses                                 (78)                  478
        (Increase) decrease in inventories                            (179)                  271
        Increase (decrease) in accounts payable & accruals           3,001                (3,666)
        Increase (decrease) in severance liability                     104                    (9)
                                                                  --------               -------
  Net cash (used in) operating activities                          (10,907)               (9,338)
                                                                  --------               -------

Investing activities
  Acquisition of equipment                                            (970)                 (144)
  Capitalized software development costs                               (46)                 -
                                                                  --------               -------
    Net cash used in investing activities                           (1,016)                 (144)
                                                                  --------               -------

Financing activities
  Increase in long-term bank loans                                   1,550                  -
  Repayment of long-term bank loans                                    (41)               (1,074)
  Increase in short-term loans from shareholders                       415                  -
  Proceeds from issuance of debentures and warrants                   -                    2,000
  Payment of Debt issuance costs                                      (246)                 (150)
  Proceeds received on exercise of options & warrants, net           1,019                    59
                                                                  --------               -------
    Net cash provided by financing activities                        2,697                   835
                                                                  --------               -------

Increase (decrease) in cash and cash equivalents                    (9,226)               (8,647)
Cash and cash equivalents, beginning of period                       9,633                 8,723
                                                                  --------               -------
Cash and cash equivalents, end of period                          $    407               $    76
                                                                  --------               -------
                                                                  --------               -------

Supplemental Schedule of Non-Cash Investing and
  Financing Activities

  Debt issuance costs paid by issuance of warrants (NOTE 4)       $   -                  $   326
                                                                                         -------
                                                                                         -------
  Prepaid assets received in exchange for shares (NOTE 3)         $   -                  $ 1,089
                                                                  --------               -------
                                                                  --------               -------

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             CONSOLIDATED FINANCIAL STATEMENTS.

             ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               U.S. dollars in thousands, except per share data
                                 (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Accent Software International Ltd., and its subsidiaries ("Accent" or "the Company") have been prepared in accordance with United
         States generally accepted accounting principles for interim financial information. The significant accounting policies, certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. In the opinion of management, all adjustments (consisting of adjustments of a normal, recurring nature) necessary for a fair presentation of these financial statements have been reflected in the interim periods presented. Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Although the Company believes that the disclosures presented herein are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and footnotes included in the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - INVENTORIES

                                           DEC. 31,        SEP.30,
                                            1996            1997
                                           --------        -------

             Material and Components       $   230          $ 180
             Finished Goods                    791            259
                                           -------          -----
             Total                         $ 1,021          $ 439
                                           -------          -----
                                           -------          -----

NOTE 3 - SHARE CAPITAL

         On June 6, 1996, the Company effected a three-for-two stock split. All share and per share data have been retroactively restated in the accompanying financial statements to give effect to this stock split.

         During the most recent quarter, the Company retained the services of a marketing and public relations firm. Under the terms of the agreement which runs for twelve months, the firm received 612,000 Ordinary Shares of the Company of which 312,000 are registered and freely tradable and the balance will be registered within one year of the agreement. The 612,000 Ordinary Shares have been valued at $995

             ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               U.S. dollars in thousands, except per share data
                                 (Unaudited)


         and are reflected on the balance sheet as an increase in share capital and as a prepaid expense which will be amortized over the twelve month period of performance.

         Also during the most recent quarter, the Company retained the services of a sales consultant for assistance in its selling efforts. In return for services over a one year period, the consultant received warrants to purchase 100,000 Ordinary Shares of the Company at an exercise price of $2.00 per share. The warrants are exercisable for three years and their total value of $94 (valued through a commonly accepted valuation model) is also reflected on the balance sheet as an increase in share capital and as a prepaid expense which will be amortized over the twelve month period of performance. The agreement with the sales consultant specifies that he will receive an additional 100,000 warrants if his efforts contribute at least $1,000 in additional revenue for the Company. No value has been assigned to the additional warrants.

         See discussion in Note 8, below, for subsequent events affecting share capital.

NOTE 4 - LIQUIDITY

         As of December 31, 1996 and September 30, 1997, the Company had accumulated deficits of $33,247 and $40,932, respectively, and anticipates that it will continue to incur losses for some time. Working capital decreased from $3,628 at December 31, 1996 to a deficit of $562 at September 30, 1997 due primarily to the Company's continuing operating losses and working capital needs.

         The Company initiated a restructuring and refocusing effort during the fourth quarter of 1996, which included a substantial reduction in the number of employees, major reductions in sales and marketing activities and the elimination or reduction of various other expenses. These efforts have reduced operating expenses and the level of funding required to operate the Company.

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

         The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to generate significant operating losses and operating cash flow deficits and management's plans in regard to these matters are discussed within this Form 10-Q. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 5 - CONVERTIBLE DEBENTURE

         The Company completed a financing arrangement during the most recent quarter in which it received $2,000 in cash before expenses (approximately $1,850 net of expenses) in exchange for an unsecured debenture carrying six percent (6%) annual

             ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               U.S. dollars in thousands, except per share data
                                 (Unaudited)


         interest and convertible into the Company's Ordinary Shares at the lesser of 135% of the average closing bid price of its Ordinary Shares for the five day period preceding the closing date or 75% of the average closing bid price of its Ordinary Shares for the five day period preceding the date of conversion. The debenture automatically converts into Ordinary Shares on August 5, 1999 (two years), and may be converted anytime after the earlier of November 2, 1997 or the date on which the registration statement for the underlying Ordinary Shares is ruled effective by the Securities and Exchange Commission (which occurred on September 29, 1997). The Company, at its option, may require the investor to convert the debenture into Preferred Shares of the Company at any time prior to November 3, 1997. Terms of the Preferred Shares will be identical to the debentures. Conversion of the debenture (or Preferred Shares) will result in dilution to the Company's current shareholders. Assuming the Company's share price remains at $1.64 (the level it was at on the closing date, August 5, 1997), the percentage dilution will approximate 12%. If the share price increases, the amount of dilution will decrease and, conversely, if the share price decreases, the amount of dilution will increase.

         See discussion in Note 8, below, for subsequent events concerning the convertible debenture.

         The investor was also granted warrants to purchase 250,000 Ordinary Shares of the Company at an exercise price of $2.80 and additional warrants to purchase 50,000 Ordinary Shares at an exercise price of $3.20. The placement agents for the transaction were granted warrants to purchase 300,000 Ordinary Shares at an exercise price of $1.90.
         The warrants are exercisable for five years. Exercise of all 600,000 warrants granted to the investor and to the placement agents would result in dilution to existing shareholders of approximately 5%. The investor warrants have been valued at $290 using a commonly accepted valuation model and have been recorded as a reduction of the face value of the debt, with a resulting increase in shareholders' equity. The reduction in debt will be accreted over the life of the debt. The placement agents warrants have been valued at $326, also using a commonly accepted valuation model, and have been capitalized as debt issuance costs, with a resulting increase in shareholders' equity.
         The placement agents' warrants are being amortized over the life of the debt.

         The interest expense on the debt may be paid in either cash or Ordinary Shares of the Company, at the option of the Company. During the third quarter, the Company recorded $20 of interest expense related to the debt and a related increase in shareholders' equity as the interest expense was subsequently paid in stock.

                 ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   U.S. dollars in thousands, except per share data
                                     (Unaudited)


Note 6 - CONVERTIBLE DEBENTURE ACCOUNTING

         The terms of the convertible debenture described in the preceding Note 5 provide a "lesser of" conversion pricing mechanism (the lesser of 135% of the average closing bid price of the Company's Ordinary Shares for the five trading days preceding closing or 75% of the average closing bid price of the Company's Ordinary Shares for the five trading days preceding conversion). This conversion feature results in a "guaranteed return" of 33%, $667, which has been accounted for on the day of the transaction as a reduction in the carrying amount of the debenture and a corresponding increase in share capital. The "guaranteed return" is accrued as additional interest expense from the date of the transaction to the first date on which the debentures may be converted into Ordinary Shares of the Company (September 29, 1997). The amortization is reflected through a charge to "Interest Expense" on the Company's Statement of Operations and is offset by an increase in the carrying value of the debenture on the Company's Balance Sheet during the third quarter.

Note 7 - EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS. Under the new standard, Basic EPS is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution for the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods. The Company does not expect that the adoption of this statement will have a material effect on previously reported EPS amounts.

Note 8 - SUBSEQUENT EVENTS

         Notes 3 and 5, above, provide a discussion of the convertible debenture which the Company issued during the third quarter. On October 16, 1997, the investor elected to convert $1,000 of the debenture, plus accrued interest of $11, into Ordinary Shares of the Company. The conversion price was approximately $1.88, resulting in the issuance of 538,300 Ordinary Shares to the holder and dilution to current shareholders of approximately 4.4%. On October 31, 1997, the investor elected to convert $500,000 of the remaining debenture, plus accrued interest of $7, into Ordinary Shares of the Company. The conversion price was approximately $1.65,

                 ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   U.S. dollars in thousands, except per share data
                                     (Unaudited)


         resulting in the issuance of 308,240 Ordinary Shares to the holder and dilution to current shareholders of approximately 2.4%. Also on October 31, the Company exercised its option to convert the balance of the debenture into Preferred Shares.

         On November 6, 1997 the Company completed a financing arrangement with a group of investors. The Company received $4,000 in cash before expenses and a commitment that upon the occurrence of certain conditions, including effective registration of the underlying
         Ordinary Shares, the Company would receive an additional $1,750 in cash before expenses. In return, the Company issued the investors debentures in the amount of $4,000, carrying six percent (6%) annual interest (payable in cash or Ordinary Shares, at the Company's option) and convertible into the Company's Ordinary Shares at a conversion rate equal to the lesser of (a) $2.45; or (b) or 80% of the average closing bid price of the Ordinary Shares for the five trading day period preceding the date of conversion (the "First Closing Debentures"). Upon the closing of the additional $1,750 investment, the Company shall issue the investors 1,750 Series B Preferred Shares which will be convertible into Ordinary Shares upon the same terms and conditions as obtain in the First Closing Debentures (the "Second Closing Preferred Shares"). (The First Closing Debentures and Second Closing Preferred Shares are collectively referred to as the "November Convertible Securities."). The November Convertible Securities automatically convert into Ordinary Shares on November 6, 1999, two years after the date of the closing, and may be converted at the investors' option anytime after the earlier of November 11, 1997, or the date on which the resale of the Ordinary Shares issuable upon conversion of the November Convertible Securities is registered with the SEC, provided that no more than 50% of the principal amount of such securities may be converted prior to December 15, 1997. At any time prior to November 10, 1997, the Company may convert all or part of the First Closing Debentures into up to 4,000 newly authorized Preferred Shares designated Series B for purposes of such conversion. The Series B Preferred Shares will have a liquidation preference of $1,000 per share plus a premium of 6% per annum. The Series B Preferred shares will not be entitled to any dividends nor will it have any voting rights except as provided by Israeli law with respect to extraordinary corporate transactions. The Series B Preferred shares will be convertible into Ordinary Shares on the same terms as the November Convertible Securities as described above. The terms of the Series B Preferred Shares will also prohibit the issuance of Preferred Shares with terms superior or equal to the terms of the Series B Preferred Shares for some period of time, without the investors' consent. In addition, the Company has the right to redeem the November Convertible Securities on or after November 6, 1998, as long as no event of default has occurred thereunder, at a redemption price of not less than 125% of the principal amount thereof and any accrued and unpaid interest or other payment thereon. Conversion of the November Convertible Securities will result in dilution to the Company's current shareholders. Assuming the Company's share price remains at

                 ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   U.S. dollars in thousands, except per share data
                                     (Unaudited)


         its current level of approximately $2.50 per share, the November Convertible Securities will be convertible into approximately 2,875,000 Ordinary Shares and the percentage dilution will approximate 22%. If the share price increases prior to conversion, the conversion price will increase (up to a maximum of 110% of the average closing bid price of the Ordinary Shares for the five trading day period preceding the closing date) and there would be a corresponding decrease in the number of shares into which the debentures would be converted and in the amount of dilution which would be experienced by the shareholders. Likewise, if the share price decreases prior to conversion, the conversion price will decrease and there would be a corresponding increase in the number of shares into which the debentures would be converted and in the amount of dilution which would be experienced by the shareholders. The November Convertible Securities provide a guaranteed return to the investors of 25%, $1,438.

         The investors were also granted warrants to purchase 1,150,000 Ordinary Shares of the Company at an exercise price of $2.45. For facilitating completion of this investment, the placement agent was granted warrants to purchase 787,500 Ordinary Shares at the same exercise price as the investors. The warrants expire on November 6, 2002, if not exercised earlier. Exercise of all of the investor and placement agent warrants will result in a percentage dilution to existing shareholders of approximately 15%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         FINANCIAL CONDITIONS.   (U.S. dollars in thousands, except per share
         data.)

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

    Accent is a language solutions company which designs, develops, markets and supports multilingual software development tools and multilingual Internet and text-processing software applications for the language information technology market. Language information technology consists of products and modules that allow software and text to be viewed and edited in different natural languages. Through its majority-owned subsidiary, AgentSoft, the Company also develops and markets intelligent agent-based software tools and products for Internet process automation. Since it first began to develop multilingual software in 1988, Accent has invested substantial funds on research and development, established a sales and marketing force, introduced new products and established the customer support services and administrative infrastructure necessary to conduct its operations. As a result of the start-up nature of its business efforts during this period, Accent has incurred net losses each year since 1992, including net losses of $21,034 during the fiscal year ended December 31, 1996, and $7,685 during the first nine months of 1997.

    In October 1996, the Company initiated a restructuring and refocusing effort including a substantial reduction in the number of employees, large reductions in sales and marketing expenses and the elimination or reduction of various other costs. A new Chief Executive Officer and a new Chief Financial Officer joined the Company during the first quarter of 1997 and a new Senior Vice President for Product Development joined the Company during the fourth quarter of 1996. In addition to furthering the restructuring efforts begun in October, 1996, the new management has shifted the Company's product mix and customer orientation away from the retail market and in the direction of original equipment manufacturers (OEMs) and business-to-business transactions. The Company also established a new office in Colorado Springs, Colorado during the first quarter of 1997. The U.S. location will become the focal point of the Company's future sales, marketing and customer support efforts as well as certain general and administrative functions.

    Revenue during the quarter ended September 30, 1997 was $1,104, including important new contracts with Kodak, Iomega and Chromatics. Third quarter revenue increased 53% from the $722 reported in the second quarter and 83% from the year earlier period. The Company's total operating expenses during the most recent quarter were $3,312, a 2% decrease from the $3,393 reported in the second quarter and resulted in an operating loss of $2,208, a 17% decrease from the $2,671 reported in the second quarter, 1997. Interest expense increased significantly between the second and third quarter, 1997, as a result of interest expense related to the financing transaction discussed in the preceding Notes to the Consolidated Financial Statements. As a result of the increase in financing expenses, the Company's net loss increased from $2,725 during the second quarter to $2,934 during the most recent quarter.

    The Company's ability to generate increased revenue and to fund planned expenditures is dependent on a number of factors, many of which are outside its control. Revenue growth and profitability, if any, will depend on the ability of the Company to develop and market new products and product enhancements, demand for the Company's products, the level of product and price competition, the success of the Company in attracting and retaining motivated and qualified personnel, the ability of the Company to control its costs and general economic conditions. There can be no assurance that the Company will meet such challenges successfully. Any of these or other factors could have a material adverse effect on the Company's business, operating results and financial condition. During the third quarter, the Company's liquidity was essentially exhausted and the Company was required to raise funds through the issuance of convertible debentures. The Company's current level of revenue does not provide adequate funds for its operations and the Company will be required to raise additional funds, as it has done with the $4,000 of convertible debentures it issued subsequent to the end of the quarter (reference Note 8 to the Consolidated Financial Statements and Item 5, "Other Events"). There can be no assurance that the Company will return to levels of revenue that will end its current reliance on financing to continue operations.

    The Company's Ordinary Shares and Units are quoted on the Nasdaq SmallCap Market. The Company must meet certain requirements in order to maintain its listing on the SmallCap Market and as of June 30, 1997, the Company was not in compliance with all of the listing requirements in that its total capital and surplus was less than the required level. Specifically, on June 30, 1997, the Company's total capital and surplus (deficit) of $(1,716) was below the minimum Nasdaq requirement of $1,000. On August 15, 1997, the Company was notified by The Nasdaq Stock Market, Inc. that it was no longer in compliance with all of the Nasdaq SmallCap Market listing requirements. The Company responded to Nasdaq on August 28, 1997 with a plan for restoring its capital and surplus to the required level. On September 15, 1997, the Company was advised that its plan was not acceptable and the the Company's Ordinary
Shares would be delisted. The delisting of the Compnay's Ordinary Shares was deferred pending a hearing on October 9, 1997 before a Nasdaq review panel.
As a result of the hearing, on October 21, 1997, the Company's request for continued listing on the Nasdaq SmallCap Market was granted pursuant to a temporary exception to the capital and surplus requirements until November
10, 1997, by which time the Company must file this Form 10-Q and a report on Form 8-K showing that it has at least $2,650 in total capital and surplus on a pro forma basis. The Company believes that completion of the November 6, 1997, financing discussed above brings it into compliance with the SmallCap listing requirements. There can be no assurance, however, that the Company will continue to meet the Nasdaq listing requirements in the future and, therefore, the Company's shares may be delisted from the Nasdaq SmallCap Market.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of sales represented by certain expense items reflected in the Company's Consolidated Statement of Operations.

                                                          PERCENTAGE OF SALES

                                            For the three months       For the nine months
                                             ended September 30,       ended September 30,
                                              1996         1997         1996         1997
                                            -----------------------------------------------
Net sales                                    100.0 %      100.0 %      100.0 %      100.0 %
Cost of sales                                282.8 %       79.6 %      102.4 %       81.7 %
Product development costs                    162.4 %      102.9 %       51.7 %      140.0 %
Marketing expenses                           304.8 %       52.5 %      171.4 %       74.4 %
General & administrative costs               297.2 %       65.0 %      105.8 %       75.1 %
                                            -----------------------------------------------

Total operating costs and expenses          1047.2 %      300.0 %      431.3 %      371.2 %
                                            -----------------------------------------------

Operating loss                              (947.2)%     (200.0)%     (331.3)%     (271.2)%
                                            -----------------------------------------------
                                            -----------------------------------------------

    NET SALES. Net sales increased to $1,104 in the three months ended September 30, 1997 from $603 in the three months ended September 30, 1996. Revenue in the year earlier period was generated almost entirely in the retail market. The Company has shifted the focus of its sales and marketing efforts away from the retail market and has sharply curtailed its retail advertising and marketing efforts while it develops new sales and marketing strategies aimed at the OEM and business-to-business market. The Company's new sales and marketing plans began generating positive results during the most recent quarter as the Company recognized the initial sales of its Global Development Kit (GDK). GDK is a tool which helps in the translation of software and is marketed to corporate customers including other software developers. The most recent quarter also reflects the initial sales of "WordPoint," a new language translation tool released during the quarter. "WordPoint" provides a

"point and click" translation aid which is marketed primarily to the OEM market but is also sold over the World Wide Web. Also during the most recent quarter, the Company began to recognize revenues from its expanded emphasis on providing machine-aided human translation services. Finally, the Company's majority-owned subsidiary, AgentSoft, recognized its first sales during the third quarter, 1997.

    For the nine month period ended September 30, 1997, Accent recognized revenue of $2,553 compared with $4,731 for the year earlier period. Revenue during the first nine months of 1996 was generated predominately in the retail market and included a single non-recurring sale of approximately $1,000. Revenue during the first nine months of 1997 reflects the Company's transition away from the retail marketplace and the introduction of several new products and services as mentioned in the preceding paragraph.

    COST OF SALES. Cost of sales was $878 during the three months ended September 30, 1997; a decrease of 49% from $1,705 during the three months ended September 30, 1996. Manufacturing, production, warehousing and shipping expenses have all been reduced from the year earlier period. Cost of sales during the year earlier period also reflected a write-down in the value of the inventory for excess and obsolete product. The Company's cost of sales as a percentage of revenue, which decreased to 80% during the most recent quarter from 88% during the second quarter and 283% from the year earlier quarter, continues to be adversely impacted by fixed royalty expenses and the amortization of capitalized software costs, although both of these costs were reduced from the year earlier period and the capitalized software costs will be fully amortized not later than the first quarter of 1998.

    Cost of sales during the most recent nine months was $2,085; compared with $4,845 during the year earlier period. The 57% reduction in the cost of sales is relatively consistent with the 46% reduction in the overall level of sales and the related reductions in production, royalty, storage and shipping costs.

    PRODUCT DEVELOPMENT COSTS. Product development costs increased to $1,136 during the three months ended September 30, 1997 from $979 during the year earlier period; an increase of approximately 16%. The Company has accelerated its product development cycle and is currently expensing its software development costs. The Company is placing increased emphasis on the development of new products aimed at the OEM and business-to-business market and has continued to expand the agent-related development efforts at its majority-owned subsidiary, AgentSoft. The number of employees in product development decreased to 66 at September 30, 1997 from 70 at September 30, 1996, including 16 employees at AgentSoft at the end of the most recent quarter, compared with 15 at the end of the year earlier quarter.

    For the nine months ended September 30, 1997 product development costs were $3,575; approximately $1,127, or 46%, greater than the $2,448 incurred during the first nine months of 1996. 1996 expenses were lower due to the capitalization of software development costs during the first quarter of 1996. Furthermore, AgentSoft was established during the first half of 1996 and total costs related to this segment of the business were relatively small during the early months of the year.

    MARKETING EXPENSES. The Company's marketing expenses were $580 in the three months ended September 30, 1997; a reduction of approximately 68% from $1,838 in the three months ended September 30, 1996. Staffing in the sales and marketing areas was 10 at the end of the latest quarter, compared with 31 during the year earlier quarter. The Company's shift away from the retail market allows it to function with fewer sales and marketing personnel and has also led to significant reductions in non-personnel expenses such as participation in trade shows, advertising and public relations costs. As the Company completes development of products for the OEM and business-to-business markets, it may need to add additional sales and marketing staff; however, the staffing and expense levels are expected to remain significantly below their 1996 levels.

    Marketing expenses were $1,900 during the first nine months of 1997; an almost 800% reduction from the $8,109 incurred during the first nine months of 1996. The first quarter of 1996 was characterized by a strong sales and marketing effort in the retail sector with related large expenses for advertising, marketing and participation in trade shows and other promotional activity. These expenses have been largely curtailed during the current year.

    To reduce overhead in the marketing function, the Company closed its U.S. sales office in Newport Beach, California, during the first quarter of 1997, and during October of 1997, concluded that it would close its London-based European subsidiary by the end of the current year. The Company has retained its sales representatives in the U.S., Canada and Europe.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the most recent quarter were approximately $718, a 60% reduction from their level of $1,792 during the three months ended September 30, 1996. The reduction in general and administrative expenses resulted from a reduction in the total number of employees in the various general and administrative functions to 21 at September 30, 1997 from 27 a year earlier. General and administrative expenses include the costs incurred by the Company's executive management, legal, finance, human resources, MIS and office administration departments.

    During the most recent quarter, the Company retained the services of a marketing and public relations firm. Under the terms of the one year agreement, the firm received 612,000 Ordinary Shares of the Company. The Ordinary Shares have been valued at the closing price of the Company's Ordinary Shares on the day the agreement with the firm was consummated and the total value of $995 is being expensed at the rate of approximately $84 per month.

         General and administrative expenses for the first three quarters of 1997 have been reduced 62% from their total during the comparable period of 1996; specifically $1,917 versus $5,007 for the nine months ended September 30, 1997 and 1996, respectively. The higher costs in the year earlier period reflect significantly higher staffing levels in virtually all of the general and administrative functions.

    FINANCE EXPENSE, NET. The Company incurred $726 in net finance expense during the three months ended September 30, 1997 compared with $15 during the three months ended September 30, 1996. Other expense consists primarily of interest and other expenses of $751 related to the Company's long-term debt.

    As explained in the Notes to the Consolidated Financial Statements, during the most recent quarter, the Company completed a financing transaction in which it received $2,000 in exchange for a 6% convertible debenture. In addition to the 6% interest expense on the debenture, the Company incurred significant expenses in the form of debt issuance costs (which will be expensed over the two year life of the debenture), warrants issued to the investor and a "guaranteed return" to the investor which amounted to $667 and which was entirely expensed during the third quarter. The Company paid $150 in cash payments to the underwriter and for legal services associated with the financing transaction. The remainder of the expenses related to the financing, including interest, other debt issuance costs and the "guaranteed return," were non-cash transactions, or were paid in Ordinary Shares of the Company and did not require any cash disbursements.

    For the nine month period ended September 30, 1997, net other expense was $761, including a $147 gain on foreign currency translations and the costs related to the issuance of debentures discussed in the preceding paragraph. Other expense during the first nine months of 1996 totaled $71.

    NET LOSS. The net loss during the three months ended September 30, 1997 was $2,934 or $0.25 per share, a reduction of approximately 49% compared with a net loss of $5,726 or $0.59 per share during the three months ended September 30, 1996.

    Accent incurred a net loss of $7,685 ($0.65 per share) for the first nine months of 1997 versus a net loss of $15,749 ($1.62 per share) for the year earlier period. Although revenue was greater during the year earlier period and the Company has increased its expenditures on product development during the current year, cost of sales, marketing expenses, and general and administrative expenses have all been significantly reduced during the first three quarters of 1997.


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

    The Company's operating activities used cash of $9,338 and $10,907 during the nine months ended September 30, 1997 and 1996, respectively. Of the cash used during the first nine months of 1997, approximately $3,500 was used to bring certain creditors current in the amounts owed them resulting in a corresponding reduction in the amount of accounts payable on the Company's balance sheet at September 30, 1997. The Company reduced its investing activities, which consist primarily of the purchase of hardware and software for the product development organization, to $144 in the first three quarters of 1997 from $970 in the comparable period of 1996. The Company's financing activities generated cash of $835 during the nine month period ended September 30, 1997, primarily through the sale of a $2,000 convertible debenture to an outside investor, as discussed in the following paragraphs. The Company also used cash of $1,074 to reduce other long-term
debt during the first three quarters of 1997.   Financing activities provided
cash of $2,697 during the nine month period ended September 30, 1996, primarily related to the sale of equity.

    Accent had negative working capital of $562 at September 30, 1997 compared to positive working capital of $3,628 at December 31, 1996. The change in working capital primarily reflects the Company's continuing operating losses and efforts to bring its creditors current with respect to amounts owed them. The development of the Company's software language solutions products and services and the expansion of the United States sales and marketing group will continue to require working capital. To meet its working capital requirements, the new management has significantly reduced the Company's operating losses through reductions in sales and marketing expenses and general and administrative expenses, has raised capital through the sale of convertible debentures as noted in the preceding paragraphs, and is taking steps to raise additional capital. Failure to obtain adequate capital will have a material adverse impact on the Company, including possibly requiring the Company to curtail or cease operations. During the third quarter, the Company's liquidity was essentially exhausted and the Company was required to raise funds through the issuance of convertible debentures. The Company's current level of revenue does not provide adequate funds for its operations and the Company will be required to raise additional funds, as it has done with the $4,000 of convertible debentures it issued subsequent to the end of the quarter (reference Note 8 to the Consolidated Financial Statements and Item 5, "Other Events"). There can be no assurance that the Company will return to levels of revenue that will end its current reliance on financing to continue operations.

    The Company has historically financed its operating requirements through the sale of equity and bank loans. Long-term bank loans received as part of the Israel Approved Enterprise Program totaled $4,100,000 as of December 31, 1996. Repayment of the loans began in March 1997, and is expected to continue at a rate of approximately $120 per month (at current exchange rates) until the loans are repaid. The balance of the loans at September 30, 1997 was $2,988, including $1,604 due to be paid within one year. The Company believes it is in compliance with, and will continue to comply with, all loan covenants and other requirements of the Israel Approved Enterprise Program; however, there can be no assurance of such continued compliance.

    On August 5, 1997 the Company completed a financing arrangement pursuant to Rule 505 of Regulation D under the Securities Act of 1933. Rule 505 was available because the issuance involved fewer than 35 unaccredited investors. The Company received $2,000 in cash before expenses (approximately $1,850 net of expenses) and, in return, issued the investor an unsecured debenture carrying six percent (6%) annual interest and convertible into the Company's Ordinary Shares at the lesser of 135% of the average closing bid price for the five trading days preceding the date of closing or 75% of the average closing bid price of the Ordinary Shares for the five day period preceding the date of conversion. The debenture automatically converts into Ordinary Shares on August 5, 1999, and may be converted anytime after the earlier of November 2, 1997 or the effective date of the registration statement for the underlying Ordinary Shares becomes (which occurred on September 29, 1997).
On October 16, 1997 the investor converted $1,000 of the debenture, plus accrued interest of approximately $11 into Ordinary Shares of the Company. The conversion price was approximately $1.88 per share and the Company issued to the investor a total of 538,300 Ordinary Shares, resulting in dilution to the current shareholders of approximately 4.4%. The Company, at its option, may require the investor to convert the balance of the debenture into Preferred Shares of the Company at any time prior to November 3, 1997 and, on October 17, 1997, the Company notified the investor of its intent to convert the balance of the debenture into Preferred Shares. Terms of the Preferred Shares are similar to those of the debenture. Conversion of the remaining debenture (or Preferred Shares) into Ordinary Shares will result in additional dilution to the Company's current shareholders. Assuming it is also converted at $1.88 per share, the balance of the debenture will also be converted into approximately 532,000 Ordinary Shares (not including accrued interest which may be paid in stock) and the percentage dilution will approximate an additional 4.1%.

    The investor was also granted warrants to purchase 250,000 Ordinary Shares of the Company at an exercise price of $2.80 and additional warrants to purchase 50,000 Ordinary Shares at an exercise price of $3.20. The placement agents for the transaction were granted warrants to purchase 300,000 Ordinary Shares at an exercise price of $2.90 per share. The warrants are exercisable for five years. Exercise of all 600,000 warrants granted to the investor and to the placement agents would result in a percentage dilution to existing shareholders of approximately 5%. The investor warrants have been valued at $290 and have been recorded as a reduction in the face value of the debt, with a resulting increase in shareholders' equity. The reduction in debt will be accreted over the life of the debt. The placement agents warrants have been valued at $326 and have been capitalized as debt issuance cost, with a resulting increase in shareholders' equity. The debt issuance costs are being amortized over the life of the debt.


PART II -     OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Subsequent to the end of the most recent quarter, on October 17, 1997, the Company held an Extraordinary Meeting of Shareholders at its offices in Jerusalem, Israel. The purpose of the meeting was:

              (1) To amend the Company's Articles of Association to increase the capitalization of the Company by 10,000,000 new Preferred Shares, each with a nominal value of New Israeli Shekel (NIS) 0.01;

              (2) To amend the Company's Articles of Association to increase the capitalization of the Company by authorizing 15,000,000 new Ordinary Shares, each with a nominal value of NIS 0.01; and,

              (3) To transact such other business as may properly come before the Meeting or any adjournments thereof.

              The Shareholders' Meeting had originally been scheduled for October 10, 1997 but was adjourned for lack of a quorum. The meeting was rescheduled for October 17, 1997 at which time a quorum was obtained and both motions were approved by the shareholders.

              No other business came before the meeting and no other matters were submitted to a vote of shareholders during the quarter ended September 30, 1997.


ITEM 5.       OTHER EVENTS

              On November 6, 1997 the Company completed a financing arrangement with a group of investors. The Company received $4,000 in cash before expenses and a commitment that upon the occurrence of certain conditions, including effective registration of the underlying Ordinary Shares, the Company would receive an additional $1,750 in cash before expenses. In return, the Company issued the investors debentures in the amount of $4,000, carrying six percent (6%) annual interest (payable in cash or Ordinary Shares, at the Company's option) and convertible into the Company's Ordinary Shares at a conversion rate equal to the lesser of (a) $2.45 or (b) or 80% of the average closing bid price of the Ordinary Shares for the five trading day period preceding the date of conversion (the "First Closing Debentures"). Upon the closing of the additional $1,750 investment, the Company shall issue the investors 1,750 Series B Preferred Shares which will be convertible into Ordinary Shares upon the same terms and conditions as obtain in the First Closing Debentures (the "Second Closing Preferred
Shares"). (The First Closing Debentures and Second Closing Preferred Shares are collectively referred to as the "November Convertible Securities."). The November Convertible Securities automatically convert into Ordinary Shares on November 6, 1999, two years after the date of the closing, and may be converted at the investors' option anytime after the earlier of November 11, 1997, or the date on which the resale of the Ordinary Shares issuable upon conversion of the November Convertible Securities is registered with the SEC, provided that no more than 50% of the principal amount of such securities may be converted prior to December 15, 1997. At any time prior to November 10, 1997, the Company may convert all or part of the First Closing Debentures into up to 4,000 newly authorized Preferred Shares designated Series B for purposes of such conversion. The Series B Preferred Shares will have a liquidation preference of $1,000 per share plus a premium of 6% per annum.
The Series B Preferred shares will not be entitled to any dividends nor will it have any voting rights except as provided by Israeli law with respect to extraordinary corporate transactions. The Series B Preferred shares will be convertible into Ordinary Shares on the same terms as the November
Convertible Securities as described above.  The terms of the Series B
Preferred Shares will also prohibit the issuance of Preferred Shares with terms superior or equal to the terms of the Series B Preferred Shares for some period of time, without the investors' consent. In addition, the Company has the right to redeem the November Convertible Securities on or after November 6, 1998, as long as no event of default has occurred thereunder, at a redemption price of not less than 125% of the principal amount thereof and any accrued and unpaid interest or other payment thereon. Conversion of the November Convertible Securities will result in dilution to the Company's current shareholders. Assuming the Company's share price remains at its current level of approximately $2.50 per share, the November Convertible Securities will be convertible into approximately 2,875,000 Ordinary Shares and the percentage dilution will approximate 22%. If the share price increases prior to conversion, the conversion price will increase (up to a maximum of 110% of the average closing bid price of the Ordinary Shares for the five trading day period preceding the closing date) and there would be a corresponding decrease in the number of shares into which the debentures would be converted and in the amount of dilution which would be experienced by the shareholders. Likewise, if the share price decreases prior to conversion, the conversion price will decrease and there would be a corresponding increase in the number of shares into which the debentures would be converted and in the amount of dilution which would be experienced by the shareholders. The November Convertible Securities provide a guaranteed return to the investors of 25%, $1,438.

         The investors were also granted warrants to purchase 1,150,000 Ordinary Shares of the Company at an exercise price of $2.45. For facilitating completion of this investment, the placement agent was granted warrants to purchase 787,500 Ordinary Shares at the same exercise price as the investors. The warrants expire on November 6, 2002, if not exercised earlier. Exercise of all of the investor and placement agent warrants will result in a percentage dilution to existing shareholders of approximately 15%.

         Accounting for the convertible debentures, investor and placement agent warrants will be similar to that discussed for the August 5 financing in
Note 5 to the Consolidated Financial Statements.

         The Company's Ordinary Shares and Units are quoted on the Nasdaq SmallCap Market. The Company must meet certain requirements in order to maintain its listing on the SmallCap Market and as of June 30, 1997, the Company was not in compliance with all of the listing requirements in that its total capital and surplus was less than the required level. Specifically, on June 30, 1997, the Company's total capital and surplus of $(1,716) was below the minimum Nasdaq requirement of $1,000. On August 15, 1997, the Company was notified by The Nasdaq Stock Market, Inc. that it was no longer in compliance with all of the Nasdaq Small Cap Market listing requirements. The Company responded to Nasdaq with a plan for restoring its capital and surplus to the required level but on September 15, 1997, the Company was advised that its plan was not acceptable and that the Company's Ordinary Shares would be delisted. The delisting was deferred pending a hearing before a Nasdaq review panel. Following the hearing, the delisting was further deferred until November 10, 1997, by which time the Company must file its quarterly report on Form 10-Q and a report on Form 8-K showing that it had at least $2,650 in total capital and surplus on a pro forma basis. The Company believes that completion of the November 3, 1997, financing discussed above brings it into compliance with the SmallCap listing requirements. There can be no assurance, however, that the Company will continue to meet the Nasdaq listing requirements in the future and, therefore, the Company's shares may be delisted from the Nasdaq SmallCap Market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

    (a)  Exhibits (those marked with an "*" are incorporated by reference)

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

         4.8 - Form of Unit Certificate (filed as Exhibit 4.6 to the Company's Registration Statement No. 333-7637).*

         4.9 - Securities Purchase Agreement dated August 5, 1997, between CC Investments LDC and Accent Software International Ltd., which includes the Convertible Debenture, two Warrant Agreements and the Registration Rights Agreement as exhibits thereto (filed as Exhibit 4.1 to the Company's Registration Statement No. 333-34455).*

         10.1 - Stock Purchase Agreement between IMR Investments V.O.F. and Kivun Computers Company (1988), Ltd., Robert Rosenschein, Jeffrey Rosenschein, Accent Software Partners, Pal-Ron Marketing, Ltd., and KZ Overseas Holding Corp., dated as of May 11, 1994, as amended July 20, 1995 (filed as Exhibit 10.1 to the Company's Form 10-K on April 1,
         1996).*

         10.2    -  Shareholders' Agreement by and among Kivun Computers Company
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

         10.6(a) - Employee Share Option Plan (1995) (filed as Exhibit 10.7(a) to the Company's Registration Statement No. 33-92754).*

         10.6(b) - Amended and Restated Employee Share Option Plan (1995) (filed as Exhibit 4.2 to the Company's Registration Statement
         No. 333-04285).*

         10.6(c) -  Non-Employee Director Share Option Plan (1995) (filed as
         Exhibit 10.7(b) to the Company's Registration Statement No.
         33-92754).*

         10.6(d) -  Amended and Restated Non-Employee Share Option Plan
         (1995) (filed as Exhibit 4.2 to the Company's Registration Statement No. 333-07965).*

         10.7(a) - Employment Agreement between the Company and Robert S. Rosenschein, dated July 26, 1995 (filed as Exhibit 10-7(a) to the Company's Form 10-K on April 1, 1996).*

         10.7(b) - Employment Agreement between the Company and Moshe Kranc, dated September 12, 1996.

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

         10.9    -  Debenture between the Company and Bank Leumi (filed as
         Exhibit 10.11 to the Company's Registration Statement No. 333-7637).*

         23      -  Consent of Luboshitz, Kasierer & Co., a Member Firm of
         Andersen Worldwide, SC.

         27      -  Financial Data Schedule

    (b)  Reports on Form 8-K

         The Company filed a report on Form 8-K on August 20, 1997, to report the completion of the financing transaction which is also reported in the Notes to the Consolidated Financial Statements beginning on page 5 of this Form 10-Q.

         The Company filed a report on Form 8-K on November 6, 1997, to report the completion of the November financing transaction which is also reported in the Other Events section beginning on page 17 of this Form 10-Q.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ACCENT SOFTWARE INTERNATIONAL LTD.
                                           (REGISTRANT)




Date:  November 6, 1997          by:   /s/ Robert J. Behr
                                       ------------------------------------
                                       Robert J. Behr
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                        Officer)