Form 10-K
period 1997-12-31
ACCENT SOFTWARE INTERNATIONAL LTD
filed 1998-03-31
CIK 945321

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                 -------------------
                                      FORM 10-K
                                 -------------------
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      (Fee Required) For the fiscal year ended December 31, 1997
                                          or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      (No Fee Required)  For the transition period from __________ to __________


                           Commission file number:  0-26394

                          ACCENT SOFTWARE INTERNATIONAL LTD.
-------------------------------------------------------------------------------
               (Except Name of Registrant as Specified in its Charter)

                   ISRAEL                                              N/A
-------------------------------------------------       -----------------------------------
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

             Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered
--------------------------------     ------------------------------------------
           NONE                                       ---

             Securities registered pursuant to Section 12(g) of the Act:
-------------------------------------------------------------------------------

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 27, 1998 (computed by reference to the last reported closing sale price of the Common Stock on the Nasdaq SmallCap Market on such date): $15,259,000.

On March 27, 1998, the registrant had outstanding 27,323,911 Ordinary Shares (including 1,800,000 Ordinary Shares included in the registrant's outstanding Units).

                        DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement to be delivered to shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the 1998 Annual Meeting of Shareholders of the Registrant are incorporated by reference into Part III of this Report.

                                     FORM 10-K
                                  TABLE OF CONTENTS

                                                                                 PAGE
                                       PART I                                    ----
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . 12

                                       PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters. . 13
Item 6.   Selected Consolidated Financial Data . . . . . . . . . . . . . . . . . . 16
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . 17
Item 8.   Consolidated Financial Statements and Supplementary Data . . . . . . . . 28
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . 50

                                       PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . 52
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . 52
Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . 52
Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . 52

                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . 53

NOTE: FINANCIAL AND SHARE INFORMATION IS PRESENTED IN THOUSANDS EXCEPT PER SHARE DATA OR WHERE OTHERWISE NOTED.

                                        PART I

ITEM 1.   BUSINESS.

OVERVIEW

     Accent is a language solutions company, founded in Jerusalem, Israel in 1988. The Company designs, develops, markets and supports software products and services for the rapidly emerging Language Information Technology ("LIT") industry. Accent's products address the growing need for software publishers, corporations and content providers to produce software applications, associated documentation, and application specific content in any natural language. Through its majority-owned subsidiary, AgentSoft, Ltd. ("AgentSoft"), the Company also develops intelligent agent-based software tools and products for process automation over the Internet.

     Since its inception, Accent has invested substantial funds on research and development, established a sales and marketing force, introduced new products and established the customer support services and administrative infrastructure necessary to conduct its operations. As a result of the start-up nature of its business and its efforts to expand into new markets, Accent has incurred net losses each year since 1992, including losses of $13 million and $21 million for the years ended December 31, 1997 and 1996, respectively.

     In response to the large loss incurred in 1996, Accent initiated a restructuring and refocusing effort which included a substantial reduction in the number of employees, large reductions in sales and marketing expenses and the elimination or reduction of various other costs. A new Chief Executive Officer and a new Chief Financial Officer joined the Company during the first quarter of 1997. In addition to furthering the restructuring efforts already underway, the new management team shifted the Company's product mix and customer orientation away from the retail market and in the direction of original equipment manufacturers (OEMs) and business-to-business transactions. Also during the first quarter, 1997, the Company established a new office in Colorado Springs, Colorado. This U.S. location has become the focal point of the Company's sales, marketing and customer support efforts as well as certain general and administrative functions.

     Accent has used its LIT technology as a platform to launch several multilingual development products addressing the needs of its target users. By offering an expanded line of development tools, Accent seeks to secure a position as the LIT solution of choice. Accent released the first version of the ACCENT GLOBAL DEVELOPMENT KIT ("GDK") in June of 1997. The GDK is a complete development and programming environment that enables the globalization of any Windows software application. Capitalizing on the experience gained from developing and marketing GDK, Accent released LOC@LE during the first quarter of 1998. LOC@LE answers the immediate need of software publishers to localize their software into virtually any natural language. Later in 1998, Accent will release L@PORT, another LIT product which answers the need of software users who need to translate and localize the multimedia content they produce.

     This Form 10-K contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-K pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties including, but not limited to, the timely availability of new products, market acceptance of the Company's existing products and products under development, the impact of competing products and pricing, the availability of sufficient resources including short- and long-term financing to carry out the Company's product development and marketing plans, and quarterly fluctuations in operating results. The Company's actual results in future periods may be materially different from any future performance suggested herein. Accent operates in an industry where securities' values may be volatile and may be influenced by economic and other factors beyond the Company's control.

RISKS

     The Company wishes to caution investors that the following significant factors, among others, in some cases have affected and in the future could affect the Company's financial and operating results and, in turn, the return that may be achieved on investments in the Company. The risk factors listed below are also discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears later in this 10-K.

     GOING CONCERN. From its inception through December 31, 1997, Accent has accumulated deficits in excess of $46 million, including net losses exceeding $13 million in 1997 and $21 million in 1996. Although further restructuring and cost reduction initiatives will be implemented in April of 1998, the Company's failure to achieve its revenue plan has significantly affected the Company's ability to generate adequate cash flow to meet its working capital requirements. These factors create a substantial doubt about the Company's ability to continue as a going concern and there can be no assurance that the Company will be able to continue as a going concern.

     REVENUE. The Company's products, particularly GDK, WORDPOINT, and Accent's newest product, Loc@le, are receiving a favorable reception in the marketplace. Revenue during the latter half of 1997 and continuing into the first quarter of 1998, however, has fallen short of management expectations, the Company believes, due primarily to significant concerns of potential customers as to the Company's ability to continue to support and expand its product offerings. The Company is continuing to work on significant new sales opportunities which it had expected to conclude during the fourth quarter of 1997, and is also continuing to place significant emphasis on the development of new and enhanced products which can be introduced in the near term. There can be no assurance that the concerns of potential customers can be alleviated and that future revenue will meet management's expectations. If future revenue does not increase from its 1997 level, this will have a material adverse impact on the Company and may cause the Company to cease operations.

     LIQUIDITY/WORKING CAPITAL. The Company's liquidity was essentially exhausted during both the third and fourth quarters of 1997 and the Company was required to raise funds through the issuance of $7,750 in convertible securities. Those funds are also now essentially exhausted and the Company is dependent on new sources of revenue, further cost reduction initiatives, an infusion of additional external capital, or some combination of these actions, if it is to continue to have adequate working capital to meet its operating requirements. There can be no assurance that the Company will be successful in either sufficiently reducing its working capital requirements or generating additional working capital and any failure on the part of the Company to do so will have a material adverse impact on the Company and may cause the Company to cease operations.

     LONG-TERM DEBT AND OTHER LIABILITIES. As of December 31, 1997, the Company had $2,730 in long-term bank loans outstanding, including current maturities thereon, and $2,685 in other liabilities and accrued expenses. The Company has entered into negotiations with its major lender and other creditors to restructure its long term debt and other liabilities, possibly by issuing equity in exchange for all or a portion of the liabilities, obtaining discounts, deferring or stretching payment terms, or some combination of these alternatives. There can be no assurance that the Company will be successful in its efforts to restructure its outstanding debts and any failure on the part of the Company to do so will have a material adverse impact on the Company.

     RESTRUCTURING. As a result of its difficulties in meeting its revenue projections and the need to reduce its working capital requirements, the Company has developed a restructuring plan which will be implemented during April, 1998. The initiatives include significant personnel reductions, the consolidation of facilities and a freeze on capital spending. The restructuring is expected to reduce the Company's monthly cash expenses by more than 50%. The restructuring will also trigger a requirement to pay various employee obligations, which the Company may be unable to pay when due. There can be no assurance that former employees will defer potential legal remedies while the Company completes its restructuring efforts, collects amounts due from customers and pursues new sales opportunities. If former employees seek and are granted legal remedies against the Company, this will have a material adverse impact on the Company and may cause the Company to cease operations.

     CONTINUED LISTING ON THE NASDAQ SMALLCAP MARKET. The Company's Ordinary Shares and Units are listed on the Nasdaq SmallCap Market. The Company must meet certain requirements in order to maintain its listing on the SmallCap Market and as of December 31, 1997, the Company was not in compliance with all of the listing requirements in that its share price was below the Nasdaq minimum requirement of $1.00 per share. To date, the Company has not been notified by The Nasdaq Stock Market that it is non-compliant and the Company is not aware of any action currently underway that may lead to its delisting from the SmallCap market. The Company's total capital and surplus as of December 31, 1997, was $1,023, which was above the minimum Nasdaq requirement of $1,000. The listing requirements changed effective February 23, 1998, however, and management believes, based upon the recent trading prices of its Ordinary Shares and anticipated first quarter losses, that the Company will not be in compliance with the new requirements unless either new equity is obtained in the near term or the Company's market value increases substantially above its current level. There can be no assurance that the Company will be successful in obtaining new equity or that its market value will rise sufficiently to meet the Nasdaq listing requirement and, therefore, the Company's shares may be delisted from the Nasdaq SmallCap Market.

     STRATEGIC ALTERNATIVES, INCLUDING DIVESTITURES AND POSSIBLE SALE OR JOINT VENTURE. The Company's Board of Directors has been pursuing a variety of alternatives to stabilize and, if possible, enhance the Company's financial position and continuing viability. In February 1998, the Company retained a mergers, acquisitions and strategic planning firm specializing in the software industry to seek a potential buyer for the Company's majority-owned subsidiary, AgentSoft. Divestiture of AgentSoft could provide working capital for Accent's continuing operations. The firm will also be utilized by Accent to pursue other strategic alternatives. In addition, management has had various discussions with potential strategic partners and investors as well as other groups who are possible sources of financing or who may offer business development opportunities. There can be no assurance that the Company will be successful in its efforts to stabilize and enhance the Company's financial position through divestitures, sale, joint venture or other strategic alternatives and any failure on the part of the Company to do so will have a material adverse impact on the Company and may cause the Company to cease operations.

INDUSTRY BACKGROUND

     The Language Information Technology (LIT) market represents a potentially rapid growth segment of the software industry. It is not tied to any specific area of software development (for example, the Internet, multimedia or word processing), but rather, spans the entire spectrum of software development. The LIT market not only crosses all boundaries, but it does so at all levels, from the two-man development team to large, multinational corporations. Anyone who needs or wishes to produce software applications in more than one natural language is part of the LIT market.

THE ACCENT STRATEGY

     Accent's business objective is to be the premier LIT solutions company. The Company has developed a business strategy to achieve this objective that
(i) leverages its experience in multilingual software development; (ii) adds new products to its technology solutions; and (iii) develops strategic relationships with leading industry participants. There can be no assurance that the Company's strategy will be successful in helping it achieve its business objective.

     - LEVERAGE ITS EXPERIENCE IN MULTILINGUAL SOFTWARE DEVELOPMENT. Accent believes it is positioned to capitalize on the opportunities in Language Information Technologies and specifically in software application development tools due to its experience in multilingual software development. Since it first began developing multilingual software in 1988, the Company has acquired significant experience in designing software to meet the requirements of multilingual users. The Company has leveraged its experience to develop the GLOBAL DEVELOPMENT KIT, a set of standards and tools that enable the globalization of any Windows software application.

     - ADD NEW PRODUCTS TO ITS TECHNOLOGY SOLUTIONS. Capitalizing on the knowledge it gained through the development and marketing of its various multilingual products, particularly GDK, Accent has recently extended its product line with LOC@LE, a set of tools for localizing software applications, and later this year will introduce L@PORT, which will assist in the translation of multimedia content

     - DEVELOP STRATEGIC RELATIONSHIPS WITH LEADING INDUSTRY PARTICIPANTS. Accent has entered and may continue to enter into strategic alliances with leading industry participants. Accent believes such alliances, which include joint marketing and sales and joint product and technology development efforts, will become increasingly important as the LIT market continues to grow.

THE ACCENT LANGUAGE INFORMATION TECHNOLOGY (LIT) SOLUTION

     DEVELOPMENT TOOLS FOR GLOBALIZATION AND LOCALIZATION. GDK, introduced in mid-1997, allows software companies to rapidly globalize software products for different languages. As companies start to sell products around the world, they need to adapt their products for the local language of each specific market.The GDK is a programming interface and a set of programming, translation and administrative tools that allows developers to write software once in English while, at the same time, "globalizing" the software so that it can quickly and easily be translated into any other language required. The API included with the GDK allows dynamic translation of the software's display text and the resizing of display boxes made necessary by the different lengths of the translated texts. The result is the ability to distribute software products and penetrate markets around the world, quickly and economically. Accent's next generation of development tools answer the need of software publishers to localize their software into virtually any natural language (LOC@LE) and to translate and localize their multimedia content (L@PORT).

     TRANSLATION SERVICES. Accent's translation services department has historically supported in-house development efforts and, in the process, has employed world class translators, handpicked and rigorously tested to ensure high quality results. Having gathered expertise while contributing to the development of Accent's product line, the Company is now making its translation services available to outside clients. In close coordination with the Company's engineering team and linked to translators around the globe through the Internet, Accent provides translation, localization and consultation services in virtually any natural language, virtually anywhere on Earth.

     MULTILINGUAL TEXT PRODUCTS. The Company's most comprehensive multilingual word processing product, ACCENT PROFESSIONAL, provides word processing functionality and language utilities for a broad range of languages, including the five major European languages (English, French, German, Italian and Spanish) and Russian. ACCENT SPECIAL EDITION is targeted to users who need advanced word processing functionality and language utilities primarily for the five major European languages plus Portuguese. ACCENT EXPRESS provides basic multilingual word processing functionality, and is positioned as a relatively low priced, mass market software product. Integrating the Accent multilingual word processor with machine translation licensed from Globalink, Inc., the ACCENT DUO product line (English-French, English-German, English-Italian and English-Spanish) enables users to produce draft quality translations and to edit the resulting translations quickly, inexpensively and easily. DAGESH, the Company's first multilingual word processing product and the predecessor of the Accent product line, is bi-directional and allows users to enter text in Hebrew, Arabic, English, Russian and selected European languages.

     WORDPOINT, an interactive, word-for-word translation program which utilizes Accent's patent pending Screen-Text technology, was introduced in September 1997. WORDPOINT allows a user to obtain instantaneous translations of words appearing in virtually any Windows application by simply pointing the mouse at the word in question. The latest version of WORDPOINT includes Lernout & Hauspie's text-to-speech technology, allowing a user to hear the correct pronunciation of the English word being translated. WORDPOINT is currently available in French, German, Spanish, Italian, Dutch and Hebrew versions, and additional languages, including Japanese and Portuguese, will be available later in 1998.

SALES AND MARKETING

          The Company's principal target market segments are software publishers, software content providers and software localizers/translators. The Company reaches these market segments through OEMs, direct sales, channel sales and Web-based e-commerce. The Company's principal markets have historically been the United States, Canada and Western Europe but more recently the Company has placed added emphasis on Eastern Europe and the Pacific Rim which are emerging as large markets for software sales.

     ORIGINAL EQUIPMENT MANUFACTURERS (OEMS). Accent has made OEM sales to such major manufacturers as IBM, Digital Equipment Corporation, Compaq, Lotus, Packard Bell, AT&T and Creative Labs. OEM sales are typically low unit cost but high volume transactions which require little or no marketing, manufacturing, shipping or handling costs.

     DIRECT SALES. Accent uses a combination of direct and manufacturer's representatives worldwide which focuses on the OEM market and key corporate accounts.

     CHANNEL SALES. Accent offers some of its products through catalog sales aimed specifically at software developers and publishers. The Company believes that this sharply focused marketing approach provides a highly cost effective means of reaching its primary market.

     E-COMMERCE "TRY BEFORE YOU BUY". Recent advances in Internet technologies have made it possible for customers to purchase and receive software directly via the Web. Additionally, "time-bombed" software or "try before you buy" has become the normal expectation of purchasers in the software development environment. Accent is now providing fully functional evaluation copies of its new products via the Web on a trial basis. The products can be purchased and "unlocked" (that is, made usable) either online or by phone through the use of a credit card.. Accent believes electronic distribution of its products will become increasingly important as bandwidth on the Internet increases and e-commerce becomes widely accepted. The Company believes that sales of its low end products through this channel can help increase high-end upgrades by quickly increasing market penetration and positively qualifying those customers who are potential buyers.

          MARKETING. The Company has historically utilized a variety of marketing programs to stimulate and build long-term demand for its products, including public relations, advertising, trade shows, direct mail, catalogs and on-going customer communications. During fiscal 1997, the Company introduced market programs that were specifically sales oriented, rather than image or brand-awareness oriented. Specific programs have been targeted toward the Company's primary revenue sources, OEM and direct sales, as well as to specific market segments such as corporate, academic and government. With the refined focus of the LIT marketplace, the Company will also advertise in software development and translation industry publications and attend appropriate trade shows. These highly focused efforts are designed to rapidly get products into the hands of potential customers.

 PRODUCT DEVELOPMENT - ACCENT

     Accent's Product Development organization includes engineering, quality assurance, documentation and project management. Development of the Company's first LIT product, the GDK, generated a vast amount of market knowledge and has led to the development of two new products, LOC@LE and L@PART.

     Since its first collaboration with Microsoft in 1991 to develop the bi-directional Hebrew and Arabic versions of Microsoft's Windows operating system, the Company has also continued to undertake contracted development projects for other major software developers, including, during the past twelve months, Macmillan Digital Publishing and Corel Corporation.

     The Company maintained relatively constant staffing and spending levels within the Product Development organization throughout 1997 and largely omitted this organization from the major restructuring activities occurring elsewhere in Accent so that the development of new products such as GDK, WORDPOINT, LOC@LE and L@PART. could proceed on schedule. With these development efforts largely complete, staffing in the Product Development organization was reduced in late March, 1998, from 37 people to 10.

PRODUCT DEVELOPMENT - AGENTSOFT

     The Company's majority-owned subsidiary, AgentSoft, was established during the first quarter of 1996 to develop intelligent agent-based software tools and products for process automation over the Internet.

     Staffing levels within AgentSoft grew gradually through 1996 and reached a peak of 22 employees, predominately software engineers, during the first quarter of 1997. AgentSoft staffing at December 31, 1997, consisted of 20 employees, including 19 engineers. The subsidiary relies on the parent company for most of its general and administrative support.

     AgentSoft introduced its first product, LiveAgentPro, and recorded its initial sales during the third quarter of 1997.

     The intelligent agent industry consists of a very large number of small, often "start-up" type businesses. AgentSoft's primary competitors include webMethods, with its agent-building tools, agent applications and agent consulting work, OnDisplay, with its CenterStage agent building tools and consulting work, AlphaConnect, with its StockVUE and BusinessVUE agent applications, Autonomy and the Jango subsidiary of Excite.

COMPETITION

SOFTWARE GLOBALIZATION AND LOCALIZATION

     While the range of software development products on the market today is vast, the need for multilingual development tools has just recently emerged. This is a new and fertile market as virtually every software developer has some desire to move their product into foreign language markets. Accent was one of the first to provide robust development tools for single-source, single-binary globalization of software products with the GDK. Because this is a market still in its infancy, there are few competitors to the GDK. Alis' Bantam and Reword's Studio are the only globalization competitors of which the Company is aware.

     With the release of LOC@LE, the Company is entering the much broader market of software localization. While there has always been a need for products in this market, the competitors here are also few. Most products on the market are simple utilities that provide limited functionality for software localization. The only direct competitor for LOC@LE of which the Company is aware is Corel Corporation's Catalyst; but while Catalyst does perform localization tasks similar to those dealt with by LOC@LE, it provides none of the management and administrative tools found in Accent's product which cover the entire process of localizing involving many different disciplines. Accent believes that its approach to software localization/globalization gives it a distinct advantage over its competitors. By addressing the needs of software developers, translators, and managers, all within standalone products, Accent believes it will establish a competitive advantage over other seemingly similar products.

MULTILINGUAL TEXT PRODUCTS

     In the multilingual word processing market principal competitors include Gamma Productions Inc.'s Universe program and WYSIWYG Corp.'s Universal Word program.

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

     Accent believes that the multilingual aspects of its products give it significant differentiation and expects its existing technological base to give it an advantage over competitors who intend to enter this market. There can be no assurance, however, that Accent's products will retain either their differentiation or their competitive lead for any specific period of time.

PRODUCT SUPPORT AND MAINTENANCE

     Accent's Product Support group provides the non-technical services needed to deliver and support the Company's products in the marketplace. These services include translation, technical support and fulfillment (warehousing and shipping).

     Accent delivers high-quality technical support to its customer base of software engineers and developers located around the world via Internet email.

MANUFACTURING AND FULFILLMENT

   During 1997, the Accent product line was manufactured (printing, CD-ROM duplication and packaging) primarily by Sonopress, Ltd. in Dublin, Ireland. Accent products sold in Israel, including WORDPOINT, DAGESH and ACCENT EXPRESS, continue to be manufactured by various manufacturers in Israel to high quality standards set by the Company. The Company also maintains inventory at Sonopress as well as in leased facilities in Jerusalem and Colorado Springs. During 1997, all three locations fulfilled product orders.

   As Accent shifted the focus of its product marketing and sales efforts from the retail market, which involves the production of shrink-wrapped software boxes, to the corporate and OEM markets, where products generally consist of a single master CD-ROM for replication and use by the licensee, the Company substantially reduced the amount of manufacturing and fulfillment done through SonoPress. Retail orders received in 1997 were generally fulfilled from the Company's existing inventory, obviating the need for additional manufacturing. This trend is expected to continue into 1998.

   Products for the corporate and OEM markets are produced either directly by the Company or by competent CD duplicators in Israel and the United States. It is anticipated that internal and contract resources will continue to be sufficient to meet the Company's manufacturing and fulfillment needs. To the extent that additional manufacturing capacity is needed for new orders during 1998, the Company believes that it has located suitable manufacturing partners.

PROPRIETARY RIGHTS

   The Company regards its products and the processes used to produce them as proprietary trade secrets and confidential information. Like many software companies, the Company relies on a combination of trademarks, trade secret and copyright law to establish and protect proprietary rights in its products. In addition, the Company attempts to protect trade secrets and other proprietary information through confidentiality agreements with its employees, outside consultants and potential business partners. The Company requires all of its employees to sign confidentiality agreements as a condition of employment.

   The Company currently holds no patents. Accent has established an internal process, however, which resulted in the filing of one patent application in 1997 and which it believes will result in the filing of one or more applications for patent protection during 1998. AgentSoft currently has one patent application pending and anticipates filing additional applications as appropriate. There can be no assurance that any patent application filed by the Company for technology or products derived therefrom will be granted.

   The Company provides its products to customers under non-exclusive, non-transferable licenses. The Company has not required end-users of its retail, mass-market products to sign license agreements. Instead, the Company includes an on-line "click wrap" license and/or a printed "shrink wrap" license with each copy of its products. It is uncertain whether license agreements of this type are legally enforceable in all countries and jurisdictions in which the products are marketed.

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

   The following chart describes the status of the Company's trademarks.


-----------------------------------------------------------------------------------------
               MARK                                         STATUS
-----------------------------------------------------------------------------------------
                                        REGISTERED                  APPLICATION PENDING
                                 --------------------------------------------------------
 Accent                          United States, United Kingdom,     Italy
                                 Germany, France, Benelux

 LanguageWare                    United States, United Kingdom,
                                 France, Israel

 AccentDuo                       United Kingdom,  France,           United States, Italy,
                                 Germany, Mexico                    Spain, Switzerland

 Dagesh                          Israel

 AgentSoft                       France, Israel                     United States, United
                                                                    Kingdom, Germany

 LiveAgent                       Israel                             United States

 Global Development Kit                                             United States

 Global Foundation Class                                            United States

 WordPoint                                                          United States

 Loc@le                                                             United States

 WebTamer                        United Kingdom, France             United States, Canada,
                                                                    Germany, Italy
-----------------------------------------------------------------------------------------



   The Company does not believe that its products or their trademarks infringe upon the proprietary rights of third parties. However, there can be no assurance that a third party will not make a contrary assertion. The cost of responding to such assertions may be material whether or not the assertions are validated.

The Company licenses, pursuant to non-exclusive licenses, proprietary technology from other companies including Lernout & Hauspie C.V. (text-to-speech software), Globalink, Inc. (translation software), INSO, Inc. (language utilities and filters), Bitstream, Inc. (fonts) and URW, GmbH (fonts), for inclusion in its products. These licenses are generally for a one year term with automatic renewal. There can be no assurance that these third parties will continue to license their software programs to the Company on commercially reasonable terms, particularly if such companies develop products which they perceive as competitive with those developed and marketed by the Company. Although the Company believes that multiple sources are available for such licensed products, if any of the Company's license agreements were terminated and the Company was unable to replace those licenses with comparable licenses from alternate suppliers, such terminations could have a material adverse effect on the Company's ability to market certain of its products.

EMPLOYEES

   The Company had 88 full time employees at December 31, 1997, including 60 at Accent Software in Jerusalem, 8 at Accent Worldwide in the United States and 20 at AgentSoft. The restructuring which will be implemented in April 1998 is expected to reduce these figures substantially.

   Certain provisions of the collective bargaining agreement between the Histadrut (the Israeli Federation of Labor) and the Coordination Bureau of Economic Organizations (including the Industrialists Association) are applicable to the Company's employees who are based in Israel. These provisions concern principally the length of the work day, minimum daily wages for professional workers, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. The Company generally provides its employees with benefits and working conditions beyond the required minimums. Cost of living adjustments of Israeli employees' wages are determined on a nationwide basis and are legally binding. Under the current inflation rates, these adjustments compensate employees for approximately 40% of the change in the cost of living, with certain lag factors in implementation.

   Employers and employees in Israel are required to pay predetermined amounts to the National Insurance Institute, which is similar to the United States Social Security Administration. The payments to the National Insurance Institute amount to approximately 13% of wages, of which approximately two-thirds is contributed by the employer with the balance contributed by the employee.

   Pursuant to Israeli law, the Company is legally required to pay severance benefits upon the retirement or death of an employee or the termination of employment of an employee without due cause. The Company finances this obligation through contributions to a fund known as "Managers' Insurance." The fund provides a combination of savings plans, insurance and severance pay benefits to the employee, giving the employee a lump sum payment upon retirement and a severance payment, if legally entitled, upon termination of employment. Pursuant to the terms of the collective bargaining agreement referred to above, each employee is required to participate in the plan, and to contribute an amount equal to 5% of his or her salary. The employer contributes between 13.3% and 15.8% of the employee's salary.

ITEM 2.     PROPERTIES.

    Accent occupies approximately 14,000 square feet of leased office and warehouse space in an industrial area of Jerusalem. The Company took possession of part of its current office space on July 1, 1993 pursuant to short-term lease agreements. The Company believes the size of this facility exceeds its current needs and has given notice that it intends to vacate all or a portion of this space as its current lease agreements expire later in 1998. If the Company elects to vacate all of its currently leased space, it believes it will be able to lease other, more suitable space at reasonable rates.

     Accent Worldwide, Inc., occupies approximately 2,600 square feet of leased office space in Colorado Springs, Colorado, pursuant to a 24 month lease agreement with an option to terminate the lease after 12 months, and approximately 1,000 square feet of leased warehouse and storage space, also in Colorado Springs, pursuant to a one year lease agreement. The Company believes this space will be sufficient for its intended utilization at least through the end of the lease period.

     AgentSoft, Ltd. currently occupies approximately 2,150 square feet of leased office space in a building several hundred yards from Accent in Jerusalem. Accent Software's and AgentSoft's computer systems are connected by an infrared connection. AgentSoft's lease expires in June 1998, and the Company has provided notice that it does not intend to renew the lease. The Company is confident that it will be able to lease other, more suitable space at reasonable rates.

ITEM 3.   LEGAL PROCEEDINGS.

     Other than as described below, no material legal proceedings are pending as of the date of this filing. The Company is not aware of any other pending or threatened litigation that could have a material adverse effect on the Company.

     The Company has filed an action in the District Court in Jerusalem against Mainframe Education Consulting GmbH, a German software distributor that ordered a large amount of the Company's software in 1995, but refused to pay for it. In the action, the Company is seeking approximately $360 as compensation for Mainframe's breach of contract. This action continues to be prosecuted.

     On September 9, 1997, AgentSoft, Inc., was served with a complaint filed by its former president and vice president, both of whom are also AgentSoft shareholders and option holders. The complaint named as defendants AgentSoft, Accent and certain officers and directors of AgentSoft as defendants in Israeli Labor Court. The complaint alleges wrongful termination of the plaintiffs' employment agreements in May 1997, failure to pay the contractually required severance, and failure to pay, in a complete and timely manner, the statutory severance payments required by Israeli law upon the termination of an employee. Plaintiffs seek compensation in excess of NIS 650,000 (or approximately $186). The Company believes that the termination of these individuals was done in accordance with Israeli law and the employees' employment agreements and that, therefore, any claim is without merit and will not have a material adverse impact on the Company.

     In the course of its business, the Company may become subject to various claims, some of which may mature into litigation. Although the Company is aware of claims asserted against it, the Company is not aware, except as discussed in the preceding paragraph, of any claims which have a reasonable possibility of adverse outcome in a material amount. However, unforeseen circumstances may cause such claims, or other, currently unknown claims, to result in adverse outcomes in material amounts.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(SHARES STATED IN ACTUAL NUMBER, NOT IN THOUSANDS)

   On October 17, 1997, the Company held an extraordinary general meeting of its shareholders, pursuant to a proxy mailed to all shareholders, to authorize additional shares to be issued by the Company as needed. The shareholders voted 5,719,660 shares in favor, 153,246 against and 140,792 abstaining to authorize the amendment of the Articles of Association to increase the capitalization of the Company by 10,000,000 new Preferred Shares on terms set forth in the proxy statement. The shareholders further voted 5,799,628 shares in favor, 185,142 against and 146,064 abstaining to authorize the amendment of the Articles of Association to increase the capitalization of the Company by 15,000,000 new Ordinary Shares on terms set forth in the proxy statement.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          (a)  MARKET INFORMATION

     The Company's Ordinary Shares and Units are quoted on The Nasdaq SmallCap Market under the symbols "ACNTF" and "ACNUF," respectively. The following table sets forth, for the periods indicated, the high and low closing prices of the Company's Ordinary Shares and Units as reported by the Nasdaq SmallCap Market.


                                   ORDINARY SHARES             UNITS
                                --------------------    --------------------
                                  LOW         HIGH        LOW         HIGH
                                --------    --------    --------    --------
            1996
First Quarter                   $  10.50    $  28.67
Second Quarter                  $  24.67    $  34.50
Third Quarter                   $  11.13    $  32.25
Fourth Quarter                  $   7.25    $  14.50    $   6.75    $   9.50

            1997
First Quarter                   $   2.19    $   8.13    $   2.13    $   8.38
Second Quarter                  $   1.47    $   2.38    $   1.63    $   2.56
Third Quarter                   $   1.47    $   3.63    $   1.44    $   3.75
Fourth Quarter                  $   0.44    $   3.13    $   0.44    $   3.25

            1998
First Quarter (to March 27)     $   0.41    $   1.16    $   0.38    $   1.25


     Market quotations for the Company's Ordinary Shares and Units reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 27, 1998, the last reported sales price of the Ordinary Shares and Units on The Nasdaq SmallCap Market was $0.66 per Ordinary Share and $0.69 per Unit, respectively.

   The Company must meet certain requirements in order to maintain its listing on the SmallCap Market and as of December 31, 1997, the Company was not in compliance with all of the listing requirements in that its share price was below the Nasdaq minimum requirement of $1.00 per share. To date, the Company has not been notified by The Nasdaq Stock Market that it is non-compliant and the Company is not aware of any action currently underway that may lead to its delisting from the SmallCap market. The Company's total capital and surplus as of December 31, 1997, was $1,023 which was above the minimum Nasdaq requirement of $1,000. The listing requirements changed effective February 23, 1998, however, and management believes, based upon the recent trading prices of its Ordinary Shares and anticipated first quarter losses, that the Company will not be in compliance with the new requirements unless either new equity is obtained in the near term or the Company's market value increases substantially above its current level. There can be no assurance that the Company will be successful in obtaining new equity or that its market value will rise sufficiently to meet the Nasdaq listing requirement and, therefore, the Company's shares may be delisted from the Nasdaq SmallCap Market.

     (b)  HOLDERS

     As of March 27, 1998 there were approximately 120 record holders of the Ordinary Shares (including 3 record holders of the Units). Such number of record holders was determined from the Company's shareholder records, and does not include beneficial owners of the Ordinary Shares whose shares are held in the names of various shareholders, dealers and clearing agencies.

     (c)  DIVIDENDS

     The Company has paid no cash dividends to date and does not currently intend to declare any dividends on its Ordinary Shares. The Company intends to retain earnings, if any, to fund the development and growth of its business. Payment of cash dividends on the Ordinary Shares will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors.

     The Company's decisions with respect to dividend payments will be determined by its Board of Directors. Under Israeli law, certain dividends, referred to as final dividends (which are comparable to annual dividends and are not related to distributions on dissolution or liquidation or similar final distributions), are recommended by the Board of Directors and may be declared by shareholders at the annual meeting of shareholders, but only in an amount per share equal to or less than the amount recommended by the Board of Directors. In addition, the Board of Directors may declare and pay interim dividends on account of the final dividend. Cash dividends may be paid by an Israeli company only out of the profits of such company, as determined for statutory purposes.

     Under Israeli law, cash dividends paid by the Company to its shareholders (other than Israeli corporate shareholders) are subject to a withholding tax. The applicable withholding tax rate will depend on the particular operations that have generated the earnings constituting the source of dividends.

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

          OTHER TAXATION MATTERS UNDER ISRAELI LAW AFFECTING NON-ISRAELI SHAREHOLDERS; ESTATE TAXES

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

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                           FOR THE YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------
                                             1997         1996         1995         1994         1993
                                           ---------    ---------    ---------    ---------    ---------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net Sales                                  $   3,125    $   4,953    $   5,135    $   1,851    $   1,220
                                           ---------    ---------    ---------    ---------    ---------
Cost of Sales                              $   3,062    $   6,767    $   2,972    $   1,155    $     566
Product Development Costs                      4,813        3,386        1,097          507          363
Marketing Expenses                             2,177        9,242        5,955        2,115          673
General & Administrative Costs                 3,169        6,437        2,796        1,071          360
                                           ---------    ---------    ---------    ---------    ---------
  Total Operating Expenses                 $  13,221    $  25,832    $  12,820    $   4,848    $   1,962
                                           ---------    ---------    ---------    ---------    ---------
Operating Loss                             $ (10,096)   $ (20,879)   $  (7,685)   $  (2,997)   $    (742)
Other Income (Expense), net                   (3,378)        (155)        (163)        (137)           7
                                           ---------    ---------    ---------    ---------    ---------
Net Loss                                   $ (13,474)   $ (21,034)   $  (7,848)   $  (3,134)   $    (735)
                                           ---------    ---------    ---------    ---------    ---------
                                           ---------    ---------    ---------    ---------    ---------
Net Loss per Share                         $   (1.08)   $   (2.12)   $   (1.22)   $   (0.68)   $   (0.39)
                                           ---------    ---------    ---------    ---------    ---------
                                           ---------    ---------    ---------    ---------    ---------

Weighted Average Number of
  Shares Outstanding                          12,495        9,926        6,421        4,619        1,893
                                           ---------    ---------    ---------    ---------    ---------
                                           ---------    ---------    ---------    ---------    ---------





                                                                 AS OF DECEMBER 31,
                                            -------------------------------------------------------------
                                             1997         1996         1995         1994         1993
                                           ---------    ---------    ---------    ---------    ---------
CONSOLIDATED BALANCE SHEET DATA:
Cash and Cash Equivalents                  $   2,499        8,723        9,633           78            -
Working Capital (Deficit)                  $     109        3,628       10,329       (1,009)      (1,433)
Total Assets                               $   6,438       13,789       17,650        2,503        1,050
Total Debt                                 $   5,415        4,062        2,358        1,680        1,034
Accumulated Deficit                        $ (46,721)     (33,247)     (12,213)      (4,365)      (1,231)
Shareholders' Equity                       $   1,023        2,974       10,133       (1,064)        (932)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  Accent Software International Ltd., is a language solutions company which designs, develops, markets and supports software products and services for the rapidly emerging Language Information Technology (LIT) industry. Through its majority-owned subsidiary, AgentSoft, the Company also develops Internet automation products. Accent commenced operations in 1988 in Jerusalem, Israel, and from 1988 to 1992, generated nearly all of its revenues from consulting services. The Company introduced its first word processing software product in Israel in 1992 and began shipping its first product intended for the international market in 1994. Accent's revenues during this period were almost entirely attributable to sales of word processing software. During 1997, Accent released its Global Development Kit (GDK), a complete development and programming environment that enables the globalization of any Windows software application, and WordPoint, which allows users to obtain instantaneous translations of words appearing in virtually any Windows application by simply pointing the mouse at the word in question.

   From its inception through December 31, 1997, Accent has accumulated deficits in excess of $46 million, including net losses exceeding $13 million in 1997 and $21 million in 1996. Although further restructuring and cost reduction initiatives will be implemented in April of 1998, the Company's failure to achieve its revenue plan has significantly affected the Company's ability to generate adequate cash flow to meet its working capital requirements. These factors create a substantial doubt about the Company's ability to continue as a going concern and there can be no assurance that the Company will be able to continue as a going concern.

  In response to its significant losses, Accent initiated a restructuring and refocusing effort during the latter part of 1996 that included a substantial reduction in the number of employees, large reductions in sales and marketing expenses and the elimination or reduction of various other costs. New management, which joined the Company early in 1997, expanded the restructuring efforts into 1998 and also shifted the Company's product mix and customer orientation away from the retail market and in the direction of original equipment manufacturers (OEMs) and business-to-business transactions. The Company established a new office in Colorado Springs, Colorado, during the first quarter of 1997, which has become the focal point of the Company's sales, marketing and customer support efforts as well as certain general and administrative functions.

  The restructuring efforts have reduced the Company's overall staffing level from approximately 170 employees at its peak in 1996, to 88 at December 31, 1997. Additional restructuring actions to be taken in April of 1998 are expected to further reduce the Company's staffing by a significant number. The restructuring will also trigger a requirement to pay various employee obligations, which the Company may be unable to pay when due. There can be no assurance that former employees will defer potential legal remedies while the Company completes its restructuring efforts, collects amounts due from customers and pursues new sales opportunities. If former employees seek and are granted legal remedies against the Company, this will have a material adverse impact on the Company and may cause the Company to cease operations.

  The Company's products, particularly GDK, WORDPOINT, and Accent's newest product, Loc@le, are receiving a favorable reception in the marketplace. Revenue during the latter half of 1997 and continuing into the first quarter of 1998, however, has fallen short of management expectations, the Company believes, due primarily to significant concerns of potential customers as to the Company's ability to continue to support and expand its product offerings. The Company is continuing to work on significant new sales opportunities which it had expected to conclude during the fourth quarter of 1997, and is also continuing to place significant emphasis on the development of new and enhanced products which can be introduced in the near term. There can be no assurance that the concerns of potential customers can be alleviated and that future revenue will meet management's expectations. If future revenue does not increase from its 1997 level, this will have a material adverse impact on the Company and may cause the Company to cease operations.

  Accent's operating results fluctuate significantly from period to period as a result of a variety of factors, including the timing of new product introductions and product enhancements by the Company and its competitors, the length of the Company's sales cycle to key customers, purchasing patterns of consumers, technological factors, variations in sales by distribution channel and competitive pricing. In addition, like other software companies, the Company's sales may be subject to seasonality, with a larger portion of sales and sales growth generally occurring in the spring and the last three months of each calendar year.

  The Company's ability to generate increased revenue and to fund planned expenditures is dependent on a number of factors, some of which are outside its control. In particular, revenue growth and profitability, if any, will depend on the ability of the Company to develop and market new products and product enhancements, demand for the Company's products, the level of product and price competition, the success of the Company in attracting and retaining motivated and qualified personnel, the ability of the Company to control its costs and general economic conditions. There can be no assurance that the Company will meet such challenges successfully. Any of these or other factors could have a material adverse effect on the Company's business, operating results or financial condition. In addition, because of the rapidly evolving market for software products, it is difficult to assess or predict with any assurance the growth rate, if any, and the size of the market for the Company's products. Accordingly, there can be no assurance that a market for the Company's products will develop or that the Company will generate increased revenues from such products.

  The Company's liquidity was essentially exhausted during both the third and fourth quarters of 1997 and the Company was required to raise funds through the issuance of $7,750 in convertible securities. Those funds are also now essentially exhausted and the Company is dependent on new sources of revenue, further cost reduction initiatives, an infusion of additional external capital, or some combination of these actions, if it is to continue to have adequate working capital to meet its operating requirements. There can be no assurance that the Company will be successful in either sufficiently reducing its working capital requirements or generating additional working capital and any failure on the part of the Company to do so will have a material adverse impact on the Company and may cause the Company to cease operations.

  As of December 31, 1997, the Company had $2,730 in long-term bank loans outstanding, including current maturities thereon, and $2,685 in other liabilities and accrued expenses. The Company has entered into negotiations with its major lender and other creditors to restructure its long term debt and other liabilities, possibly by issuing equity in exchange for all or a portion of the liabilities, obtaining discounts, deferring or stretching payment terms, or some combination of these alternatives. There can be no assurance that the Company will be successful in its efforts to restructure its outstanding debts and any failure on the part of the Company to do so will have a material adverse impact on the Company.

  The Company's Board of Directors has been pursuing a variety of alternatives to stabilize and, if possible, enhance the Company's financial position and continuing viability. In February 1998, the Company retained a mergers, acquisitions and strategic planning firm specializing in the software industry to seek a potential buyer for the Company's majority-owned subsidiary, AgentSoft. Divestiture of AgentSoft could provide working capital for Accent's continuing operations. The firm will also be utilized by Accent to pursue other strategic alternatives. In addition, management has had various discussions with potential strategic partners and investors as well as other groups who are possible sources of financing or who may offer business development opportunities. There can be no assurance that the Company will be successful in its efforts to stabilize and enhance the Company's financial position through divestitures, sale, joint venture or other strategic alternative and any failure on the part of the Company to do so will have a material adverse impact on the Company and may cause the Company to cease operations.

  REVENUE RECOGNITION

  As required by U.S. generally accepted accounting principles, revenue from the sale of software products to end-users and resellers (including distributors and OEMs) is generally recognized when a customer purchase order has been received, the software has been shipped, the Company has a right to invoice the customer, collection of the receivable is determined to be probable and there are no significant obligations remaining on the part of the Company. Revenue recognition is deferred if any of these conditions are not met. The Company also maintains appropriate allowances for anticipated returns.

  OEM and licensing arrangements may include non-refundable payments in the form of guaranteed sublicense and license fees. These guaranteed fees are recognized as revenue upon shipment of the master copy of all software to which the fees relate provided there are no significant post-delivery obligations and the customer is creditworthy. Additionally, such revenue is recognized only to the extent that the obligation to pay such fees is not subject to price adjustment, is non-recoverable and non-refundable, and is due within five months.

  Consistent with industry practices, the Company may accept product returns or provide other credits in the event that a distributor or retailer holds excess inventory of the Company's products. The Company's sales are made on credit terms which vary significantly depending on the nature of the sale and size of the customer. The Company believes it has established sufficient reserves to accurately reflect the amount or likelihood of product returns or credits and uncollectable receivables. However, there can be no assurance that actual returns or uncollected accounts receivable beyond the reserves established would not have a material adverse effect on the Company's business, results of operations and financial condition.

  CURRENCY

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

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated the percentage of sales represented by certain items reflected in the Company's Consolidated Statements of Operations:


                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                     1997            1996         1995
                                                 ----------        -------      ---------
  Net Sales                                         100.0%           100.0%        100.0%
                                                 ----------        -------      ---------
  Cost of Sales                                      97.9%           136.6%         57.9%
  Product Development Costs                         154.0%            68.4%         21.4%
  Marketing Expenses                                 69.6%           186.6%        116.0%
  General & Administrative Costs                    101.4%           130.0%         54.4%
                                                 ----------        -------      ---------
  Total Operating Costs and Expenses                422.9%           521.6%        249.7%
                                                 ----------        -------      ---------

  Operating Loss                                   (322.9)%         (421.6)%      (149.7)%
                                                 ----------        -------      ---------
                                                 ----------        -------      ---------


YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

NET SALES.   Net sales decreased approximately 37% to $3,125 in 1997 from
$4,953 in 1996. As discussed earlier in the "Business Overview" section of this 10-K, the Company shifted its sales and marketing emphasis away from the retail market and towards the OEM and business-to-business market during 1997. The OEM and business-to-business market is typically characterized by fewer but larger individual sales and, based on the Company's experience during the past year, the sales cycle is considerably longer. Recent sales have fallen short of management expectations, the Company believes, due to potential customers' concerns about Accent's ability to continue to support and expand its product offerings.

  Consistent with its new focus on the OEM and business-to-business market during the latter part of 1996 and throughout 1997, the Company greatly curtailed its advertising, marketing and sales efforts in the retail market and experienced a corresponding reduction in revenue from this market. 1997 sales to the OEM and business-to-business market developed at a slower pace than expected for several reasons including the need to rebuild and refocus the Company's sales and marketing capability after the significant restructuring which began in 1996. Also, various products intended for the OEM and business-to-business market were not available until the latter part of 1997.

  As the Company shifted its sales and marketing focus away from the retail market, it was left with excess "boxed software" which it had previously manufactured and assembled for sale. The Company completed a transaction during 1997, in which it exchanged its excess retail inventory with a book value of $666 for $1,600 worth of "trade credits." The trade credits have a useful life of three years and can be used in conjunction with cash to purchase such items as raw materials, office supplies, travel services, media and advertising. As discussed in Note 2 to the Consolidated Financial Statements, the Company recognized revenue of $666 as a result of the trade credit transaction, established a reserve of $934 and recorded $666 in trade credits as a long term asset. No gain or loss was recognized as a result of the transaction.

COST OF SALES. Although revenue declined 37% from 1996 to 1997, the Company was able to achieve a 55% reduction in the cost of sales to $3,062 in 1997 from $6,767 in 1996.

  Part of the reduction in the Company's cost of sales is directly related to the lower level of sales and the Company's focus on the OEM and business-to-business markets. Cost of sales consists of manufacturing and production costs, storage and shipping costs, royalties and the amortization of previously capitalized software development costs. In the retail market, where sales tend to consist of large quantities of individually "boxed"
software, all of these costs can be significant.   In the OEM and
business-to-business markets, however, sales typically consist of a single master, replicable compact disc (CD), which often includes collateral material such as help files and instructional material.

  Cost of Sales included $555 of amortized capitalized software development costs in 1997 compared to $719 in 1996. The Company no longer capitalizes such costs and by the end of 1997 had amortized all of its previously capitalized costs. Costs of sales during 1997 also included $693 in royalty costs compared to $2,286 during the prior year.

  Cost of sales also includes technical support which the Company provides to its customers and the cost of administering its translation services business. The shift away from the retail market, coupled with the expansion of the translation services business led to a net reduction in the staffing levels in the cost of sales departments from 10 in 1996 to 5 at December 31, 1997.

PRODUCT DEVELOPMENT COSTS. The Company has continued to place significant emphasis on the development and enhancement of new products and introduced, and continues to introduce, a number of new products aimed primarily at the business-to-business market. Product development costs, which are predominantly salaries and other personnel-related costs, increased approximately 42% from $3,386 in 1996 to $4,813 in 1997. The increase in product development costs is primarily attributable to AgentSoft. The subsidiary was formed in early 1996 and its total cost that year was $522 compared to $1,385 in 1997. Staffing in product development at Accent remained relatively constant at approximately 54 people during most of 1997, but personnel reductions implemented during the fourth quarter led to a 1997 year-end staffing level of 44. Staffing at AgentSoft increased to 20 at December 31, 1997, from 12 at the end of 1996.

MARKETING EXPENSES. The shift away from the retail market led to a reduction in sales and marketing expenses of over 75% from $9,242 in 1996 to $2,177 in 1997. Accent closed its U.S. sales office in Newport Beach, California, during January, 1996, and in December, 1997, closed its European sales office in London. Staffing in the sales and marketing area, which had been reduced from a peak of 37 employees in mid-1996, to 20 at the end of 1996, was further reduced to 9 at the end of 1997.

  In addition to the reduction in sales and marketing personnel, the Company also experienced a significant reduction is sales and marketing related expenses such as advertising and marketing material, media costs, travel and participation in trade shows. The costs related to participation in exhibitions and trade shows was $329 during 1997 compared to $1,797 during 1996, and the cost of advertising and public relations was $395 in 1997, less than 10% of its 1996 level of $4,386.

  As new products are developed for the OEM and business-to-business market, the Company believes it will be necessary to rebuild its sales and marketing work force and increase spending in this area; however, spending is expected to remain significantly below the 1996 level.

GENERAL AND ADMINISTRATIVE EXPENSES. As the Company restructured its operations, it reduced its general and administrative staffing level from 26 at the beginning of the year to 12
at December 31, 1997.   Total general and administrative cost declined 51% to
$3,169 in 1997 from $6,437 in 1996. General and administrative expenses include costs related to the executive management of the Company, and the legal, financial, human resources, MIS and office management functions that support day-to-day operations of the business.

    Accent retained the services of a marketing and public/investor relations firm during 1997, and the cost of these services is included in general and administrative expense. Under the terms of the twelve month agreement, the firm is compensated entirely in shares of Accent stock and was initially granted 612,000 Ordinary Shares. The shares have been valued at $995 and are being expensed over the term of the agreement. During the first quarter of 1998, the firm was granted 550,000 additional shares of stock that will be valued and expensed over the remaining term.

  General and administrative expenses also include a write-off of bad and doubtful accounts receivable of $209 in 1997. A provision for bad and doubtful accounts of $1,736 was established in 1997.

OPERATING LOSS. The operating loss declined by 52% in 1997 to $10,096 from $20,879 in 1996. The significant cost reductions which the Company achieved in production, sales and marketing, and general and administrative expenses were partially offset by the continued decline in revenue and the increased level of spending on product development and AgentSoft.

OTHER INCOME (EXPENSE), NET.  The Company completed two sales of convertible
securities during 1997, realizing proceeds of $7,750, before expenses.   The
Company's other expense of $3,378 during 1997 (as compared to $155 during the previous year) consists almost entirely of costs related to these financing transactions, offset by interest income and gains from currency fluctuations. Costs of the financing transactions included the cost of a "guaranteed return" to the purchasers of the securities in the amount of $2,104, the cost of warrants issued to the investors in the amount of $1,080 and interest costs on the debentures and preferred shares which totaled $69.

NET LOSS. The Company's net loss declined 36% to $13,474 in 1997 from $21,034 in 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

NET SALES. Net sales decreased to $4,953 in 1996 from $5,135 in 1995. The decrease was primarily due to significant returns experienced by the Company in the second half of 1996. The Company's allowance for sales returns increased to $1,136 at December 31, 1996 from $401 at December 31, 1995.

COST OF SALES. Cost of sales increased to $6,767 in 1996 from $2,972 in 1995. This increase resulted primarily from two factors. First, royalty expenses increased to $2,286 in 1996 from $694 in 1995, attributable primarily to fixed royalty agreements which were entered into due to an expected significant increase in sales. Second, due to lower than expected sales, the Company increased its inventory obsolescence reserve by $1,725 in 1996.

PRODUCT DEVELOPMENT COSTS. Product development costs, net increased to $3,386 in 1996 from $1,097 in 1995. This increase was primarily due to an increase in the number of product development employees to 70 at December 31, 1996 from 42 at December 31, 1995. In addition, only $46 of salary costs were capitalized in 1996 related to software development as compared to $700 in 1995.

MARKETING EXPENSES. Marketing expenses increased to $9,242 in 1996 from $5,955 in 1995. This increase was attributable to significant increases in exhibition, advertising and public relations expenditures. In addition, in 1996 the Company increased its sales and marketing staff both in Israel and in the United
States.   The sales and marketing staff peaked at 37 employees during 1996 as compared to 24 employees at December 31, 1995. As a result of certain recent expense reduction efforts, as of March 1997, there were 7 employees in this area.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $6,437 in 1996 from $2,796 in 1995. This increase was primarily due to increases in the number of general and administrative employees for the full year, including senior executives, finance, legal, human resources and office administration employees and an increase in bad debt expense. The general and administrative staff peaked at 49 employees during 1996 as compared to 29 at December 31, 1995. General and administrative expenses also increased as a result of a higher provision for doubtful accounts, which was $1,728 in 1996 compared to $722 in 1995. As a result of certain recent expense reduction efforts, as of March 1997, there were 21 employees in this area.

OPERATING LOSS. Increases in every category of expense coupled with a small decline in revenue contributed to an operating loss of $20,879 during 1996 compared to $7,685 during 1995.

OTHER INCOME (EXPENSE), NET. Other Income (Expense), consisting of interest income net of interest expense, decreased to ($155) in 1996 from ($163) in 1995. Short-term and long-term bank borrowing increased to $4,062 at December 31, 1996, from $2,358 at December 31, 1995. Interest expense, however, was partially offset by interest income earned on short-term investments funded by the $8,160 of proceeds from the Company's exercise in the fourth quarter of 1995 of the redeemable warrants issued in the IPO and the $12,791 of proceeds from the Company's secondary offering in November 1996.

NET LOSS. As a result of the foregoing, the Company's net loss during the year increased to $21,034 in 1996 from $7,848 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

   As mentioned earlier, the Company's liquidity was essentially exhausted during both the third and fourth quarters of 1997 and the Company was required to raise funds through the issuance of $7,750 in convertible securities in two separate transactions. Those funds are also now essentially exhausted and the Company is dependent on new sources of revenue, further cost reduction initiatives, an infusion of additional external capital, or some combination of these actions, if it is to continue to have adequate working capital to meet its operating requirements. There can be no assurance that the Company will be successful in either sufficiently reducing its working capital requirements or generating additional working capital and any failure on the part of the Company to do so will have a material adverse impact on the Company and may cause the Company to cease operations.

   Further impacting the Company's working capital requirement, as of December 31, 1997, the Company had outstanding $2,730 in long-term bank loans, including current maturities thereon, and $2,685 in other liabilities and accrued expenses. The Company has entered into negotiations with its major lender and other creditors to restructure its long term debt and other liabilities, possibly by issuing equity in exchange for all or a portion of the liabilities, obtaining discounts, deferring or stretching payment terms, or some combination of these alternatives. There can be no assurance that the Company will be successful in its efforts to restructure its outstanding debts and any failure on the part of the Company to do so will have a material adverse impact on the Company.

  The restructuring and refocusing efforts which the Company initiated during the fourth quarter of 1996 and which have continued into 1998 have included and will include substantial reductions in the number of employees, and a decrease in manufacturing, product fulfillment, sales, marketing, general and administrative expenses. The Company has also severely constrained its capital spending and has sought opportunities to conserve its liquid resources though the issuance of stock in payment of certain expenses. These efforts have reduced operating expenses and the level of working capital required to operate the Company.

  Accent's working capital was $109 at December 31, 1997 compared to $3,628 at December 31, 1996. The change in working capital primarily reflects the Company's continuing operating losses and efforts to bring its creditors current with respect to amounts owed them. The development of the Company's software language solutions products and services and the expansion of the United States sales and marketing group will continue to require working capital. Failure to obtain adequate capital will have a material adverse impact on the Company, including possibly requiring the Company to curtail or cease operations.

  The Company's operating activities used cash of $16,245, $15,422 and $8,733 for the years ended December 31, 1997, 1996 and 1995, respectively. The 1997 figure includes a net loss of $13,474, offset somewhat by $1,052 of non-cash amortization and depreciation charges. The Company's accounts payable and accruals balance was reduced by $4,057 during 1997 as the Company attempted to bring its creditors current in the amounts owed them. During 1997, the Company retained the services of a marketing specialist and a marketing and public/investor relations firm, both of which were compensated through the issuance of warrants or shares rather than in cash.

  The Company's investing activities used cash of $168, $1,067 and $1,435 during the years ended December 31, 1997, 1996 and 1995, respectively. The reduction in the 1997 figure reflects the reduction in spending on capital equipment such as computers. Also included in prior year figures was capitalized software costs which totaled $46 in 1996 and $700 in 1995.

  Financing activities provided $10,189, $15,579 and $19,723 during the years ended December 31, 1997, 1996 and 1995, respectively. The 1997 figure includes proceeds from two sales of convertible securities which are discussed in greater detail below. Certain costs totaling $1,266 related to these financing transactions were paid for through the issuance of warrants rather than in cash. The 1996 and 1995 amounts included the proceeds from the Company's secondary and initial public offerings, respectively. During 1997, $1,332 was paid on the Company's long term bank loans. In 1996 and 1995 proceeds from the bank loans of $1,758 and $1,013, respectively, were received.

  Since its inception, the Company has financed its operations primarily through net proceeds from sales of equity securities, various government guaranteed long-term loans under the Approved Enterprise Program which is administered by the Israel Investment Center and revenues from sales of its word processing and Internet software.

  During 1997, Accent completed two private placements, realizing total proceeds of $7,750 before expenses ($6,955 net of expenses) through the sale of convertible securities.

  During August 1997, the Company completed a financing transaction pursuant to Rule 505 of Regulation D under the Securities Act of 1933. Rule 505 was applicable because the issuance involved fewer than 35 unaccredited investors. The Company received $1,850 in cash net of expenses and, in return, issued the investor an unsecured convertible debenture carrying six percent (6%) annual interest. The total investment of $2,000, plus accrued interest of $30, was converted into 1,959 Ordinary Shares of the Company prior to December 31, 1997. Based on the number of Ordinary Shares outstanding at the time of the financing, conversion of the debentures resulted in a 16% dilution to existing shareholders.

  The investor was also granted warrants to purchase 250 Ordinary Shares of the Company at an exercise price of $2.80 and additional warrants to purchase 50 Ordinary Shares at an exercise price of $3.20. The placement agents for the transaction were granted warrants to purchase 300 Ordinary Shares at an exercise price of $1.73 per share. The warrants are exercisable for five years. Exercise of all 600 warrants granted to the investor and to the placement agents would result in a percentage dilution to existing shareholders of approximately 2%. The investor warrants were valued at $290 and recorded as a reduction in the face value of the debt, with a resulting increase in shareholders' equity. The reduction in debt was fully accreted between the time the warrants were issued and the time the debentures were fully converted into Preferred or Ordinary Shares of the Company. The placement agents warrants were valued at $326 and have been capitalized as debt issuance cost, with a resulting increase in shareholders' equity. The debt issuance costs were fully amortized when the debentures were converted into Preferred or Ordinary Shares.

  During November and December, 1997, the Company completed a financing transaction with a group of investors in which the Company received a total of $5,750 in cash before expenses (approximately $5,255 net of expenses). In return, the Company issued the investors convertible securities in the amount of $5,750, carrying six percent (6%) annual interest. As of December 31 1997, $2,140 of the securities, plus $14 of accrued interest had been converted into 3,504 Ordinary Shares of the Company. The balance of the securities, plus an additional $56 in accrued interest, was converted into an additional 8,992 Ordinary Shares during the first quarter, 1998. Conversion of all of the securities resulted in an 88% dilution to existing shareholders.

  The investors in the November transaction were also granted warrants to purchase 1,150 Ordinary Shares of the Company at an exercise price of $2.45. For facilitating completion of this investment, the placement agent was granted warrants to purchase 788 Ordinary Shares at the same exercise price as the investors. The warrants expire on November 6, 2002, if not exercised earlier. Exercise of all of the investor and placement agent warrants will result in a percentage dilution to existing shareholders of approximately 7%.

  Long term bank loans received as part of the Approved Enterprise Program totaled $2,730 at December 31, 1997, a decrease from the $4,062 which was outstanding as of December 31, 1996. During 1997, the Company paid down the loan at the rate of approximately $140 per month, plus accrued interest. The Company is in discussions with the government of Israel, which is the guarantor of the loans, regarding the possible restructuring of the remaining loan balance through deferring or stretching future payments or converting all or part of the loan into equity. There can be no assurance that the Company will be successful in its efforts to restructure the loan and any failure on the part of the Company to do so will have a material adverse impact on the Company. The Company has been granted several loan payment deferrals while these discussions have been underway. The Company is not eligible to receive any additional loans under the program and must continue to comply with various conditions of each respective approved program, including compliance with minimum investment levels and the achievement of certain levels of sales.

  In November 1996, the Company received net proceeds of $12,800 from a secondary offering of Ordinary Shares and warrants to purchase Ordinary Shares.

  In July 1995, Accent received net proceeds of $9,785 from the initial public offering of its Ordinary Shares and warrants to purchase Ordinary Shares. The Company called the IPO Warrants for redemption in November 1995, as a result of which substantially all of the IPO Warrants were exercised, providing proceeds to the Company of $8,160.

  In May 1995, the Company received net proceeds of $2,600 from a private placement of units consisting of Ordinary Shares, warrants to purchase Ordinary Shares and an unsecured promissory note.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

  The dollar cost of the Company's operations in Israel is influenced by the extent to which any increase in the rate of inflation in Israel over the rate of inflation in the United States is offset by the devaluation of the NIS in relation to the dollar. Inflation in Israel will have a negative effect on the profitability of contracts under which the Company is to receive payment in dollars or other foreign currencies while incurring expenses in NIS linked to the Israeli CPI, unless such inflation is offset by a devaluation of the NIS. Inflation in Israel and currency fluctuations will also have a negative effect on the profitability to the Company of fixed price contracts under which the Company is to receive payment in NIS.

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

  Because exchange rates between the NIS and the other currencies in which the Company conducts its business, including the dollar, fluctuate continuously (albeit with a historically declining trend in the value of the NIS), exchange rate fluctuation, and especially larger periodic devaluations, have an impact on the Company's profitability and period-to-period comparisons of the Company's results. Such impact is recorded in the Company's financial statements as Other Expense. Favorable exchange rates will tend to increase reported financial income and unfavorable exchange rates will tend to reduce reported income. To date, the Company has not engaged in currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company's results of operations.

EFFECTIVE CORPORATE TAX RATE

  The Company maintained operations during 1997 in Israel, the United States and England and must comply with the tax regulations of each country. To date, none of the Company's operations in any of the countries in which it operations has been profitable and, therefore, the Company has not paid income taxes nor does it have any income tax liability.

  Virtually all of the Company's facilities and investment programs have been granted "Approved Enterprise" status under Israel's Law for Encouragement of Capital Investments, 1959. Under the Approved Enterprise program, the Company is entitled to reductions in the tax rate normally applicable to Israeli companies with respect to income generated from Approved

Enterprise investments. The Company has derived, and expects to continue to derive, a substantial portion of its income from Approved Enterprise investments. The Company is entitled to a ten-year tax exemption commencing in the first year in which taxable income is earned, subject to certain time restrictions, the benefit period for which has not yet commenced. In addition, the Company has net operating loss carryforwards that it intends to utilize to reduce its future income tax liability.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED FINANCIAL STATEMENTS

          Independent Auditors' Report.  . . . . . . . . . . . . . . . . . . . . . 29

          Consolidated Financial Statements
            Consolidated Balance Sheets as of December 31, 1997 and 1996 . . . . . 30
            Consolidated Statements of Operations for the years ended
               December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . 31
            Consolidated Statements of Changes in Shareholders' Equity
               (Deficit) for the years ended December 31, 1997, 1996 and 1995. . . 32
            Consolidated Statements of Cash Flows for the years ended
               December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . 33
            Notes to the Consolidated Financial Statements . . . . . . . . . . . . 34


CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

          Schedule II: Valuation and Qualifying Accounts . . . . . . . . . . . . . 50

               All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                             INDEPENDENT AUDITORS' REPORT



TO THE SHAREHOLDERS OF ACCENT SOFTWARE INTERNATIONAL LTD.:

     We have audited the consolidated balance sheets of Accent Software International Ltd. as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years ended December 31, 1997, in conformity with accounting principles generally accepted in Israel and in the United States (as applicable to the financial statements of the Company such principles are practically identical).

     As discussed further in Note 1, the Company incurred losses of approximately $13 million during the year ended December 31, 1997. As of that date, the Company has an accumulated deficit of approximately $47 million. The Company anticipates that it will continue to incur losses for some time. These factors, among others, as described in Note 1, create a substantial doubt about the Company's ability to continue as a going concern and uncertainty as to the recoverability and classification of recorded asset amounts, and the amounts and classification of liabilities. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                   LUBOSHITZ, KASIERER & CO.
                                   MEMBER FIRM OF ARTHUR ANDERSEN
Jerusalem, Israel
March 15, 1998

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                         U.S. DOLLARS AND SHARES IN THOUSANDS


                                                             DECEMBER 31,
                                                       -----------------------
                                                        1997            1996
                                                      --------        --------
ASSETS
Current assets
  Cash and cash equivalents                           $  2,499        $  8,723
  Trade receivables, net of allowance of $63
    and $2,245 in 1997 and 1996, respectively              755             984
  Other Receivables                                        117             172
  Prepaid expenses                                         906             595
  Inventories                                               85           1,021
                                                      --------        --------
    Total current assets                              $  4,362        $ 11,495
                                                      --------        --------
Equipment
  Cost                                                $  2,630        $  2,462
  Less accumulated depreciation                          1,220             723
                                                      --------        --------
    Equipment net                                     $ 1,410,        $  1,739
                                                      --------        --------
Capitalized software development costs, net of
  accumulated amortization of $1,098 in 1996          $      -        $    555
OTHER LONG term assets                                     666               -
                                                      --------        --------
Total assets                                          $  6,438        $ 13,789
                                                      --------        --------
                                                      --------        --------

LIABILITIES AND SHAREHOLDERS' Equity
Current liabilities
  Current maturities of long-term debt                $  1,886        $  1,443
  Accounts payable and accrued expenses                  2,367           6,424
                                                      --------        --------
  Total current liabilities                           $  4,253        $  7,867
                                                      --------        --------
Long-term bank loans                                  $    844        $  2,619
Accrued severance liability                                318             329
                                                      --------        --------
  Total liabilities                                   $  5,415        $ 10,815
                                                      --------        --------
                                                      --------        --------

Shareholders' equity
  Preferred shares, par value NIS 0. 01, authorized
    10,000 shares, issued and outstanding 4
    at December 311997                                $      -        $      -
  Ordinary shares, par value NIS 0. 01, authorized
    45,000 shares, issued and outstanding 17,140
    shares and 11,670 shares as of December 31,
    1997 and 1996, respectively                             43              28
  Share premium                                         47,701          36,193
  Accumulated deficit                                  (46,721)        (33,247)
                                                      --------        --------
    Total shareholders' equity                        $  1,023        $  2,974
                                                      --------        --------
Total liabilities and shareholders' equity            $  6,438        $ 13,789
                                                      --------        --------
                                                      --------        --------




THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
         U.S. DOLLARS AND SHARES IN THOUSANDS (EXCEPT PER SHARE INFORMATION)





                                                FOR THE YEAR ENDED DECEMBER 31,
                                                1997        1996        1995
                                              ---------   ---------   ---------
Net Sales                                     $   3,125   $   4,953   $   5,135
Operating Costs and Expenses
  Cost of Sales                               $   3,062   $   6,767   $   2,972
  Product Development Costs                       4,813       3,386       1,097
  Marketing Expenses                              2,177       9,242       5,955
  General and Administrative Expenses             3,169       6,437       2,796
                                              ---------   ---------   ---------
Total Operating Costs and Expenses            $  13,221   $  25,832   $  12,820
                                              ---------   ---------   ---------
Operating Loss                                $ (10,096)  $ (20,879)  $  (7,685)
Financing and Other Expenses                      3,378         155         163
                                              ---------   ---------   ---------
Net Loss                                      $ (13,474)  $ (21,034)  $  (7,848)
                                              ---------   ---------   ---------
                                              ---------   ---------   ---------
Net Loss per Share                            $   (1.08)  $   (2.12)  $   (1.22)
                                              ---------   ---------   ---------
                                              ---------   ---------   ---------
Weighted Average Number of Shares                12,495      -9,926       6,421
                                              ---------   ---------   ---------
                                              ---------   ---------   ---------




THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CHANGES IN
                            SHAREHOLDERS' EQUITY (DEFICIT)
                         U.S. DOLLARS AND SHARES IN THOUSANDS


                                    NUMBER OF      NUMBER OF
                                    PREFERRED       ORDINARY        SHARE          SHARE
                                     SHARES          SHARES        CAPITAL        PREMIUM        DEFICIT          TOTAL
                                    ---------      ---------       --------       --------      ---------       --------
Balance as of December 31, 1994             -          4,576       $     11       $  3,290      $  (4,365)      $ (1,064)
                                    ---------      ---------       --------       --------      ---------       --------

Issuance of Shares
  in Private Placement                      -            495              1          1,099              -          1,100
Issuance of Shares and Warrants
  in Initial Public Offering                -          2,812              6          9,779              -          9,785
Warrants Exercised                          -          1,598              3          8,157              -          8,160
Net Loss                                    -              -              -              -         (7,848)        (7,848)
                                    ---------      ---------       --------       --------      ---------       --------
Balance as of December 31, 1995             -          9,481       $     21       $ 22,325     $  (12,213)      $ 10,133
                                    ---------      ---------       --------       --------      ---------       --------
Issuance of Shares and Warrants
  in Public Offering                        -          1,800              6         12,785              -         12,791
Warrants and Options Exercised              -            389              1          1,083              -          1,084
Net Loss                                    -              -              -              -        (21,034)       (21,034)
                                    ---------      ---------       --------       --------      ---------       --------
Balance as of December 31, 1996             -         11,670       $     28       $ 36,193     $  (33,247)      $  2,974
                                    ---------      ---------       --------       --------      ---------       --------
Issuance of Ordinary Shares                 -            612              2            993              -            995
Issuance of Preferred Shares                3              -              -          1,750              -              -
Issuance of Preferred Shares upon
  Conversion of Debentures                  3              -              -          6,527              -          7,840
Issuance of Ordinary Shares upon
  Conversion of Debentures                  -            846              2          2,176              -          2,615
Issuance of Ordinary Shares upon            -
  Conversion of Preferred Shares           (3)         3,985             11              -              -             11
Warrant Exercised                           -             27              -             62              -             62
Net Loss                                    -              -              -              -        (13,474)       (13,474)
                                    ---------      ---------       --------       --------      ---------       --------
Balance as of December 31, 1997             3         17,140       $     43       $ 47,701     $  (46,721)      $  1,023
                                    ---------      ---------       --------       --------      ---------       --------
                                    ---------      ---------       --------       --------      ---------       --------


THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                         U.S. DOLLARS AND SHARES IN THOUSANDS


                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------
                                                                    1997           1996           1995
                                                                  ---------      ---------      ---------
Operating Activities

Net Loss                                                          $ (13,474)     $ (21,034)      $ (7,848)
Adjustments to reconcile net loss
  to net cash used in operating activities
  Depreciation and amortization                                       1,052          1,118            430
  Change in allowance for doubtful accounts                          (2,182)         1,248            881
  Receipt of trade credits in satisfaction of receivable               (666)             -              -
Changes in assets and liabilities
  (Increase) decrease in trade and other receivables                  2,466            953         (3,588)
  (Increase) decrease in prepaid expenses                              (311)            61           (531)
  (Increase) decrease in inventories                                    936            638         (1,349)
  Increase (decrease) in payables and other liabilities              (4,066)         1,594          3,272
                                                                  ---------      ---------      ---------
Net cash (used in) operating activities                           $ (16,245)     $ (15,422)      $ (8,733)
                                                                  ---------      ---------      ---------
                                                                  ---------      ---------      ---------
Investing Activities

Acquisition of equipment, net of proceeds from sales
  of equipment of $17 in 1997                                     $    (168)     $  (1,021)      $   (735)
Capitalization of software development costs                              -            (46)          (700)
                                                                  ---------      ---------      ---------
  Net cash (used in) investing activities                         $    (168)     $  (1,067)      $ (1,435)
                                                                  ---------      ---------      ---------
                                                                  ---------      ---------      ---------

Financing Activities

Repayment of short- and long-term bank loans                      $  (1,332)     $     (54)      $   (335)
Increase in long-term bank loans                                          -          1,758          1,013
Net proceeds received on issuance of debentures                       5,525              -              -
Net proceeds received on issuance of preferred shares                 1,580              -              -
Net proceeds received on issuance of ordinary shares                      -         12,791          9,294
Net proceeds received on exercise of warrants and options             4,416          1,084          9,751
                                                                  ---------      ---------      ---------
  Net cash provided by financing activities                       $  10,189      $  15,579       $ 19,723
                                                                  ---------      ---------      ---------

Increase (decrease) in cash and cash equivalents                  $  (6,224)     $    (910)      $  9,555
Cash and cash equivalents, beginning of year                          8,723          9,633             78
                                                                  ---------      ---------      ---------
Cash and cash equivalents, end of year                            $   2,499      $   8,723       $  9,633
                                                                  ---------      ---------      ---------
                                                                  ---------      ---------      ---------

Supplemental schedule of non-cash. investing and financing activities

Financing costs paid by issuance of warrants                      $   4 416      $       -       $      -
                                                                  ---------      ---------      ---------
                                                                  ---------      ---------      ---------
Prepaid assets received in exchange for shares                    $   1,089      $       -       $      -
                                                                  ---------      ---------      ---------
                                                                  ---------      ---------      ---------


THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              U.S. DOLLARS IN THOUSANDS

 NOTE 1   -   GENERAL

     Accent Software International Ltd. and Subsidiaries (the "Company") is a provider of language solutions for software developers, corporations and consumers. The Company was founded in 1988 in Jerusalem, Israel. The Company's majority-owned subsidiary, AgentSoft Ltd. ("AgentSoft"), founded in 1996, develops intelligent agent-based tools and products for automation over the Internet. Accent Worldwide, Inc., incorporated in 1991, is located in Colorado Springs, Colorado, and includes sales, marketing and executive management. Accent Software International (Europe) Ltd., located in London, England, was comprised of the Company's European sales force until it was closed during December 1997.

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

     Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are remeasured into U.S. dollars in accordance with the principles set forth in Statement No. 52 of the Financial Accounting Standards Board of the United States (FASB). Exchange gains and losses from the aforementioned remeasurements are reflected in the statements of operations. The representative rate of exchange prevailing on December 31, 1997 was U.S. $1 = New Israeli Shekel ("NIS") 3.536, December 31, 1996:U.S. $1 = NIS 3.251, and December 31, 1995: U.S. $1 = NIS 3.135.

     The Company incurred net losses of $13,474 and $21,034 in the years ended December 31, 1997 and 1996, respectively. Net cash used in operating activities for 1997 and 1996 was $16,245 and $15,422 respectively. As of December 31, 1997, the Company had an accumulated deficit of $46,721. The substantial losses incurred prior to 1997 are primarily attributed to the aggressive product development and marketing efforts based upon strong retail market expectations for the Company's products. Anticipated revenue did not materialize resulting in substantial operating and cash losses. Revenue declined in 1997 from its 1996 level as the Company, under new management, shifted its product development, sales and marketing focus away from the retail market, toward the OEM and business-to-business market.

     During 1997, the Company completed two financing transactions in which it raised a total of $7,105 net of expenses through the private placement of convertible securities. During 1996, the Company completed a secondary offering of equity and realized approximately $12,800 net of expenses.

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              U.S. DOLLARS IN THOUSANDS


NOTE 1  - GENERAL  (CONT.)

     GOING CONCERN

     The consolidated financial statements have been prepared assuming the Company will continue as a going concern. Note, however, that the report of the Company's Independent Auditors raises doubt about the Company's ability to continue as a going concern. While management believes Accent will remain in operation as a going concern, the Company continues to generate significant operating losses and operating cash flow deficits and the Company's ability to continue is not assured. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

     The Company believes that to remain in operation it must generate increased revenue and/or further reduce its expenses and cash outflows and has developed plans that it believes will accomplish these objectives. There is no assurance, however, that the Company will be able to operate in accordance with its plans.

     LONG-TERM DEBT AND OTHER LIABILITIES

     As of December 31, 1997, the Company had $2,730 in long-term bank loans outstanding and $2,685 in other liabilities and accrued expenses. The Company has entered into negotiations with its major lender and other creditors to restructure these liabilities, possibly by issuing equity in exchange for all or a portion of the liabilities, obtaining discounts, deferring or stretching payment terms, or some combination of these alternatives. There can be no assurance that the Company will be successful in its efforts to restructure its outstanding debts and any failure on the part of the Company to do so will have a material adverse impact on the Company.

     RESTRUCTURING

     Restructuring efforts which began in the fourth quarter of 1996 have now been extended into 1998. These restructuring efforts have included and will continue to include significant personnel reductions, the consolidation of facilities and a freeze on capital spending. There can be no assurance that these efforts will be sufficient to allow the Company to continue to operate within its available cash resources and any failure by the Company to do so will have a material adverse impact on the Company.

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

     The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are:

A.   PRINCIPLES OF CONSOLIDATION

     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

B.   CASH AND CASH EQUIVALENTS

     All highly liquid investments (including commercial paper) with an original maturity of three months or less are considered cash equivalents.

C.   ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

     The allowance for doubtful accounts is calculated principally for specific accounts the collectibility of which is doubtful and, in part, includes a general provision based on the aging of the accounts. A provision for estimated returns is recorded at the time of sale based on past experience in determining returns for similar types of products.

D.   INVENTORIES

     Inventories are stated at the lower of cost or market and consist primarily of computer software on compact discs and assembled box products. Cost is determined mainly by the "first-in, first-out" method.

E.   EQUIPMENT

     Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to fifteen years.

F.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     All previously capitalized software development costs were fully amortized by December 31, 1997. Costs incurred during 1997 were not material and therefore the Company did not capitalize any of its 1997 product development costs.

G.   REVENUES

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

G.   REVENUES (Cont.)

copy of all software to which the sublicense fees relate if there are not significant post-delivery obligations and the obligation is not subject to price adjustment, is non-recoverable and non-refundable and due within twelve months.

     License fees are earned under software license agreements to end-users and resellers (including original equipment manufacturers (OEMs) and distributors). Such fees are generally recognized when a customer purchase order has been received, the software has been shipped, the Company has a right to invoice the customer, collection of the receivable is determined to be probable, and there are no significant obligations remaining.

     During 1995 and 1996 (and to a much lesser extent during 1997), a portion of the Company's revenues were made to distributors under agreements which allow certain rights of return for unsold merchandise. If the Company has adequate history to estimate returns for a specific distributor, revenue is recorded upon shipment of the product to the customer and a provision for the estimated returns is recorded at the time the revenue is recorded. If the Company does not have adequate history to estimate such returns, the Company defers recognition of such revenue until the software is sold by the distributors.

H.    LOSS PER SHARE

     Effective December 31, 1997, the Company adopted, as required, SFAS No 128, "Earnings per Share." In accordance with SFAS 128, net earnings (loss) per Ordinary Share amounts ("Basic EPS") are computed by dividing net earnings (loss), adjusted for preferred stock as required, by the weighted average number of common shares outstanding and excluded any dilution. Net earnings (loss) per Ordinary Share amounts assuming dilution ("Diluted EPS") are computed by reflecting potential dilution of the Company's securities. Basic and diluted EPS are the same for the years ended December 31, 1997, 1996 and 1995, respectively since all securities are considered antidilutive. Options of 1,433,667 and Warrants totaling 5,834,913 that were outstanding during the year were not included in the computation of diluted EPS since they were considered anti-dilutive. In addition, the convertible preferred shares outstanding were not included in the computation of diluted EPS since their conversion would have had an antidilutive effect.

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              U.S. DOLLARS IN THOUSANDS


NOTE 2   -     SIGNIFICANT ACCOUNTING POLICIES (CONT.)

I.   FINANCIAL INSTRUMENTS

     The carrying amounts of cash, receivables, accounts payable and bank loans approximate fair value, unless otherwise noted.

J.   STOCK BASED COMPENSATION

     As allowed by Statement of Financial Accounting Standard No. 123 ("SFAS 123"), the Company measures compensation cost of stock issued to employees under Accounting Principles Board Opinion No. 25 ("APB 25").

NOTE 3   -     TRADE RECEIVABLES

                                                           DECEMBER 31,
                                                      ----------------------
                                                       1997            1996
                                                      ------          ------
               Domestic (Israel)                      $  356          $  482
               Foreign                                   462           2,247
                                                      ------          ------
                                                      $  818          $3,229
                                                      ------          ------
                                                      ------          ------
               Less: Allowance for doubtful
                 accounts and sales returns               63           2,245
                                                      ------          ------
               Total                                  $  755          $  984
                                                      ------          ------
                                                      ------          ------

NOTE 4   -     INVENTORIES

                                                           DECEMBER 31,
                                                      ----------------------
                                                       1997            1996
                                                      ------          ------
               Materials                              $  -            $  230
               Finished Goods                             85             791
                                                      ------          ------
               Total                                  $   85          $1,021
                                                      ------          ------
                                                      ------          ------

     The Company completed a transaction during the second quarter, 1997, in which it sold excess inventory with a book value of $666 to another entity in exchange for $1,600 in "trade credits" in a so-called "barter" transaction. The trade credits have a life of three years and may be exchanged, with cash, for a wide variety of products, services and raw materials that the Company may require in the conduct of its business. The Company may also sell the trade credits, under certain circumstances, or use the credits to retire accounts payable or other debts with the concurrence of all parties. The Company has recorded trade credits equal to the book value of the inventory sold in the transaction as it believes it will be successful in using trade credits of at least this amount. A reserve with a balance of $934 has been established for the balance of trade credits. No gain or loss was recorded on the transaction.

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              U.S. DOLLARS IN THOUSANDS

NOTE 5 - EQUIPMENT

                                             COMPUTERS,       OFFICE
                                             SOFTWARE        FURNITURE
                                            AND RELATED         AND
                                VEHICLES     EQUIPMENT       EQUIPMENT         TOTAL
                               ---------    -----------      ---------      ---------
COST
  January 1, 1997              $     101      $   1,728      $     633      $   2,462
  Additions                            -            137             48            185
  Disposals                            -             (6)           (11)           (17)
                               ---------    -----------      ---------      ---------
  December 31, 1997            $     101      $   1,859      $     670      $   2,630
                               ---------    -----------      ---------      ---------
ACCUMULATED DEPRECIATION
  January 1, 1997              $      21      $     569      $     133      $     723
  Provision                           18            372            107            497
                               ---------    -----------      ---------      ---------
  December 31, 1997            $      39      $     941      $     240      $   1,220
                               ---------    -----------      ---------      ---------

NET BOOK VALUE
  December 31, 1997            $      62      $     918      $     430      $   1,410
                               ---------    -----------      ---------      ---------
                               ---------    -----------      ---------      ---------
  December 31, 1996            $      80      $   1,159      $     500      $   1,739
                               ---------    -----------      ---------      ---------
                               ---------    -----------      ---------      ---------

ANNUAL RATES OF DEPRECIATION       15%          20%-33%       7% - 15%
                               ---------    -----------      ---------
                               ---------    -----------      ---------



NOTE 6 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS



                                                   1997         1996
                                                 --------     --------

                  COST
                    January 1,                   $  1,653     $  1,607
                    Additions                           -           46
                                                 --------     --------
                    December 31,                 $  1,653     $  1,653
                                                 --------     --------

                  ACCUMULATED AMORTIZATION
                    January 1,                   $  1,098     $    379
                    Provision                         555          719
                                                 --------     --------
                    December 31,                 $  1,653     $  1,098
                                                 --------     --------

                  NET BOOK VALUE                 $    -       $    555
                                                 --------     --------
                                                 --------     --------


                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              U.S. DOLLARS IN THOUSANDS

NOTE 7   -     ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                            DECEMBER 31,
                                                       -----------------------
                                                         1997           1996
                                                       -------         -------
               Suppliers                               $ 1,497         $ 4,212
               Employers and related expenses              507             826
               Accrued expenses and other payables         363           1,386
                                                        -------         -------
               Total                                   $ 2,367         $ 6,424
                                                        -------         -------
                                                        -------         -------


NOTE 8  - LONG-TERM BANK LOANS

     TERMS AND RATES OF INTEREST

     The loans are linked to the U.S. dollar and bear interest at variable rates based on a certain margin above the LIBOR rate. The interest rates as of December 31, 1997 are between 6.95% and 7.63%.

     The loans were received in connection with the Company's approved investment program and are guaranteed by the State of Israel. The Company believes it is in compliance with the terms of the investment program.


     MATURITIES

                              1998         $  1,886
                              1999              446
                              2000              148
                              2001              118
                              2002               81
                              2003               51
                                            --------
                              Total         $  2,730
                                            --------
                                            --------


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

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              U.S. DOLLARS IN THOUSANDS

NOTE 9  - SEVERANCE PAY

     The Company's severance pay obligation to its employees is partially covered by payments to insurance companies. The amounts so funded are not reflected in the balance sheet as they are not under the control and management of the Company. The accrual for severance pay in the balance sheet reflects that portion of the liability which had not been funded by the Company as of the balance sheet date.

NOTE 10 - SHARE CAPITAL

     PRIVATE PLACEMENTS PURSUANT TO REGULATION D

     In November and December, 1997, the Company completed a private placement with four private investors pursuant to Regulation D of the Securities Act of 1933. The Company received $5,750 in cash before expenses, approximately $5,255 net of expenses. In return for the aggregate purchase price of $5,750, the Company issued the investors debentures in the amount of $4,000 and Series B Preferred Shares in the amount of $1,750. Both the debentures and Preferred Shares carry six percent (6%) annual interest (payable in cash or Ordinary Shares, at the Company's option). The investors also received warrants to purchase a total of 1,150,000 Ordinary Shares of the Company at an exercise price of $2.45. As of March 27, 1998, the investors had converted all the holdings into 12,496,160 Ordinary Shares.

     In August 1997, the Company completed a private placement with one private investor pursuant to Regulation D of the Act. The Company received $2,000 in cash before expenses, approximately $1,850 net of expenses. In return for the aggregate purchase price of $2,000, the Company issued the investor debentures in the amount of $2,000, carrying six percent (6%) annual interest (payable in cash or Ordinary Shares, at the Company's option). The investor also received warrants to purchase a total of 250,000 Ordinary Shares of the Company at an exercise price of $2.80 and 50,000 Ordinary Shares of the Company at an exercise price of $3.20. As of March 27, 1998, the investor had converted all its holdings into 1,959,309 Ordinary Shares.

     The November private placement of $4,000 in debentures and the August private placement of $2,000 in debentures included "guaranteed returns" to the investors of $1,000 and $667, respectively. The cost of warrants issued to the investors has been valued at $1,328 and $290 for the November and August transactions, respectively. Both the costs of the guaranteed returns and the investor warrants have been accounted for as financing costs on the Company's Consolidated Statements of Operations.

     SECONDARY PUBLIC OFFERING

     In November 1996, the Company completed a secondary offering in the United States. Pursuant to this offering, the Company issued 1,800,000 Units, consisting of one Ordinary Share and one warrant to purchase an Ordinary Share at an exercise price of $11.50 per share. The proceeds received by the Company from the secondary amounted to approximately $12,800 (net of underwriting commissions and expenses of approximately $2,500).

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              U.S. DOLLARS IN THOUSANDS

NOTE 10 - SHARE CAPITAL (CONT.)

     INITIAL PUBLIC OFFERING ("IPO")

     In July 1995, the Company completed an IPO in the United States. Pursuant to the IPO, the Company issued 2,811,750 Ordinary Shares and warrants to purchase 1,405,875 Ordinary Shares at an exercise price of $5.67 per share. The proceeds received by the Company from the IPO amounted to approximately $9,800 (net of underwriting commissions and expenses of approximately $3,000). As of December 31, 1995, substantially all of the above mentioned warrants were exercised for net proceeds of approximately $7,800.

     WARRANTS

     In 1995, prior to the IPO, the Company issued warrants to purchase Ordinary Shares in connection with various short-term financing obtained by the Company. During 1995, warrants to purchase 87,750 Ordinary Shares were exercised and proceeds received amounted to $293. As of December 31, 1995, warrants to purchase 498,875 Ordinary Shares and 407,250 Ordinary Shares at an exercise price of $1.83 and $3.33 per share, respectively, were outstanding. In 1996, warrants to purchase 281,246 Ordinary Shares were exercised and proceeds received amounted to $869. As of December 31, 1996, warrants to purchase 474,500 Ordinary Shares and 146,163 Ordinary Shares at an exercise price of $1.83 per share and $3.33 per share, respectively, were outstanding. In 1997, warrants to purchase 15,000 Ordinary Shares exercised in a cashless transaction. As of December 31, 1997, warrants to purchase 459,500 Ordinary Shares and 146,163 Ordinary Shares at an exercise price of $1.83 per share and $3.33 per share respectively, were outstanding. The warrants to purchase 146,163 shares expire on May 22, 1998, and the warrants to purchase 459,500 shares expire on December 30, 1999.

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

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              U.S. DOLLARS IN THOUSANDS

NOTE 10 - SHARE CAPITAL (CONT.)

     WARRANTS (Cont.)

     In August 1997, the Company issued a marketing specialist warrants to purchase 100,000 Ordinary Shares at an exercise price of $2.00 per share. These warrants expire on August 1, 2002.

     During the August 1997 private placement, the Company issued the August Investor warrants to purchase 250,000 Ordinary Shares at a price of $2.80 per share and 50,000 Ordinary Shares at a price of $3.20 per share. In addition, it issued to the placement agents warrants to purchase 300,000 Ordinary Shares at an exercise price of $1.73 per share. The August Investor's warrants and those of the placement agents all expire on August 5, 2002.

     During the November/December 1997 private placement, the Company issued the November Investors warrants to purchase 1,150,000 Ordinary Shares at a price of $2.45 per share. In addition, it issued to the placement agent warrants to purchase 787,500 Ordinary Shares at an exercise price of $2.44 per share. The November Investors' warrants and those of the placement agent all expire on November 30, 2002.

     The Company has granted options to shareholders and, pursuant to formal share option plans adopted in 1995 and 1997 under which 1,875,000 shares were reserved, to employees, non-employee directors and consultants of the Company. The options are exercisable under certain conditions and for certain periods and expire between January 1996 and August 2004. The exercise price of options granted was not less than the fair market value of the shares on the date of the grants.

     Option transactions are summarized as follows:



                                                                                 WEIGHTED
                                                NUMBER          PRICE          AVERAGE PRICE
                                              OF SHARES       PER SHARE          PER SHARE
                                             ----------      -----------       -------------
           Outstanding December 31, 1994       390,000
                                              ---------
             Granted                           625,500       $3.03-17.83         $  4.47
             Exercised                        (105,000)          $0.24
                                              ---------
           Outstanding December 31, 1995       910,500
                                              ---------
             Granted                           385,250       $7.25-32.65         $ 14.38
             Exercised                        (110,500)      $ 0.24-3.03
             Forfeited                        (194,250)
                                              ---------
           Outstanding December 31, 1996       991,000
                                              ---------
             Granted                           829,250       $ 1.63-4.50
             Exercised                         (16,667)      $ 3.03-4.37         $  3.77
             Forfeited                        (369,916)
                                              ---------
           Outstanding December 31,1997      1,433,667
                                              ---------
                                              ---------



                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              U.S. DOLLARS IN THOUSANDS

NOTE 10 - SHARE CAPITAL  (CONT.)

     The weighted average fair value of options granted in 1997 was $1.16 per share. The following table summarizes information about options outstanding at December 31, 1997:


                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                     --------------------------------------------     -------------------------
                                         WEIGHTED
                         NUMBER           AVERAGE        WEIGHTED        NUMBER        WEIGHTED
      RANGE OF       OUTSTANDING AT      REMAINING       AVERAGE     OUTSTANDING AT     AVERAGE
      EXERCISE         DECEMBER 31,     CONTRACTUAL      EXERCISE     DECEMBER 31,     EXERCISE
       PRICES             1997             LIFE            PRICE          1997          PRICE
   --------------    --------------     -----------      --------    --------------    --------
     $0.24-1.00             225,125          4            $0.44             225,125     $  0.44
     $1.01-3.00             776,917          6            $1.80             159,335     $  1.81
   $ 3.01 - 10.00           340,458          5            $4.60             232,125     $  3.80
   $10.01 - 20.00            56,667          5           $16.92              48,750     $ 18.50
   $20.01 - 33.00            34,500          5           $27.00              32,500     $ 28.21
                          ---------                                       ---------
                          1,433,667                                         697,835
                          ---------                                       ---------
                          ---------                                       ---------




    As the fair market value of options granted did not exceed the exercise price on the date of the grant, no compensation was recorded for these options in accordance with APB No. 25.

     Had compensation cost been determined under the alternative fair value accounting method provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have increased to the following pro forma amounts:



                                 1997           1996           1995
                              ----------     ----------     ----------
         Net Loss
            As Reported       $  (13,474)    $  (21,034)     $  (7,848)
            Pro Forma         $  (14,822)    $  (21,994)     $  (8,023)
         Net Loss per Share
            As Reported       $    (1.08)    $    (2.12)     $   (1.22)
            Pro Forma         $    (1.13)    $    (2.22)     $   (1.25)




     Under Statement 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: (1) expected life of the option for 2 years; (2) dividend yield of 0%; (3) expected volatility of 141%; and (4) risk-free interest rate of 6%.

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

     As of December 31, 1997, 597,835 options were fully vested but have not been exercised, and the remaining 835,832 will vest as follows: 1998 - 338,398; 1999 - 240,885; 2000 - 206,549. Of the total number of options outstanding at the end of 1997, 50,000 had no set vesting date.

     In addition, the Company granted 20,000 options to each of four non-employee directors on October 28, 1997, at an exercise price of $1.87 per share, subject to approval of the Company's shareholders at the next regular annual meeting. It is the Company's intention that these options vested upon their grant, but because they are subject to the approval of the Company's shareholders and which approval has not been granted as of this date, these 80,000 options have not been included in the numbers set forth in this note.

     In connection with the formation of AgentSoft, the Company entered into a shareholders' agreement whereby it agreed to cause AgentSoft to grant options to purchase 1,400 shares to certain persons involved in the formation and ongoing business of AgentSoft (14% of the authorized shares on a fully diluted basis) at a nominal exercise price equal to NIS 1 per share for 6% and NIS 30 per share for 8%. Of the 600 options granted at an exercise price of NIS 1, 60 had vested and were exercised in 1996, 220 had vested and were exercisable at December 31, 1997, and 320 were forfeited. As of December 31, 1997, 160 of the 800 NIS 30 options had vested and 640 will vest during 1998 and 1999. In addition, the Board of Directors of AgentSoft, pursuant to a formal Employee Share Option Plan, granted options to employees to purchase 180 shares of AgentSoft at a nominal exercise price equal to NIS 1 per share. These options will vest over a three year period commencing one year from the date of grant, and will be subject to the employee's continued service with AgentSoft. Of the 180 options granted to these employees, 24 were vested and exercisable at December 31 1997, 142 will vest during 1998, 1999 and 2000, and 14 were forfeited. Compensation expense related to these options is not significant.

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              U.S. DOLLARS IN THOUSANDS

     NOTE 10 - SHARE CAPITAL (CONT.)

     RESERVED FOR FUTURE ISSUANCES

     The Company has reserved authorized but unissued ordinary shares for future issuance as follows:




                                          NUMBER OF SHARES AT DECEMBER 31,
                                                1997           1996
                                              ---------      ---------

         Warrants                             5,819,913      3,247,413
         Founders' Share Option Plan            225,125        225,125
         Employee and Non-Employee
            Share Option Plans (1995)         1,357,708      1,374,375
         CEO Share Option Plan (1997)           450,000              -
         Non-Plan Options Granted to
            Non-Employee Directors               80,000              -
                                              ---------      ---------
                                              7,932,746      4,846,913
                                              ---------      ---------
                                              ---------      ---------



     INCREASE IN AUTHORIZED SHARES

          At an extraordinary shareholders' meeting held on October 17, 1997, the shareholders approved amendments to the Articles of Association to increase in the number of authorized ordinary shares from 30,000,000 to 45,000,000 and to authorize 10,000,000 new preferred shares to be issued as appropriate by the Board of Directors.

NOTE 11  -     NET SALES





                                                  FOR THE YEAR ENDED DECEMBER 31,
                                              1997           1996           1995
                                            --------       --------       --------
     SALES BY GEOGRAPHIC AREA
       Domestic (Israel)                    $    650       $  1,098       $    932
       North America                           1,197          2,167          1,173
       Other                                   1,278          1,688          3,030
                                            --------       --------       --------
                                            $  3,125       $  4,953       $  5,135
                                            --------       --------       --------
                                            --------       --------       --------
     SALES TO A SINGLE CUSTOMER
       Customer "A"                         $    666       $    -         $    -
       Customer "B"                              -            1,000            -
       Customer "C"                                             713            -


                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              U.S. DOLLARS IN THOUSANDS

NOTE 12 - COST OF SALES



                                                FOR THE YEAR ENDED DECEMBER 31,
                                              1997           1996           1995
                                            --------       --------       --------
     Direct Product Costs                   $  1,631       $  3,548       $  1,737
     Amortization of Capitalized Software
       Development Costs                         555            719            267
     Royalties                                   693          2,286            694
     Other                                       183            214            274
                                            --------       --------       --------
                                            $  3,062       $  6,767       $  2,972
                                            --------       --------       --------
                                            --------       --------       --------



Note 13 - PRODUCT DEVELOPMENT COSTS


                                               FOR THE YEAR ENDED DECEMBER 31,
                                              1997           1996           1995
                                            --------       --------       --------
     Salaries and Related Costs             $  3,705       $  2,740       $  1,458
     Other Cost                                1,108            692            339
     Software Development Costs
       Capitalized                                 -            (46)          (700)
                                            --------       --------       --------
                                            $  4,813       $  3,386       $  1,097
                                            --------       --------       --------
                                            --------       --------       --------



Note 14 -  MARKETING EXPENSES


                                                FOR THE YEAR ENDED DECEMBER 31,
                                              1997           1996           1995
                                            --------       --------       --------
     Salaries and Related Costs             $    999       $  1,681       $    997
     Exhibitions (including travel and
       related expenses)                         329          1,797          1,663
     Advertising and Public Relations            395          4,386          2,290
     Other                                       454          1,378          1,005
                                            --------       --------       --------
                                            $  2,177       $  9,242       $  5,955
                                            --------       --------       --------
                                            --------       --------       --------

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              U.S. DOLLARS IN THOUSANDS



Note 15 - GENERAL AND ADMINISTRATIVE EXPENSES


                                                FOR THE YEAR ENDED DECEMBER 31,
                                              1997           1996           1995
                                            --------       --------       --------
     Salaries and Related Costs             $    962       $  2,153       $  1,027
     Bad and Doubtful Debts                      209          1,736            722
     Professional Fees and Expenses              922            687            411
     Public/Investor Relations Costs             332              -              -
     Other                                       744          1,861            636
                                            --------       --------       --------
                                            $  3,169       $  6,437       $  2,796
                                            --------       --------       --------
                                            --------       --------       --------


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

     INFLATIONARY TAX  LAW

     The Company is subject to the Income Tax Law (Inflationary Adjustments), 1985, which provides for an adjustment to taxable income for the effects of inflation (based on the Israeli Consumer Price Index) on that portion of shareholders' equity not invested in inflation resistant assets. To date, the Company has had no taxable income and, therefore, no adjustments have been necessary.

     CARRYFORWARD LOSSES

     The Company has carryforward losses for tax purposes and deductible temporary differences of approximately $43,000. There are no deferred tax balances as of December 31, 1997. As the Company is exempt from tax, the statutory tax rate for the purposes of the reconciliation of tax expense is zero.

     TAX ASSESSMENTS

     The Company has received final tax assessments through December 31, 1991.

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              U.S. DOLLARS IN THOUSANDS

NOTE 17  - TRANSACTIONS WITH RELATED PARTIES


                                                   FOR THE YEAR ENDED DECEMBER 31,
                                               1997             1996          1995
                                            ----------      ---------     ----------
             Sales to Shareholder           $    -          $    -       $       14
                                            ----------      ----------    ----------
                                            ----------      ----------    ----------
             Purchases from Shareholder     $    -          $    -       $     -
                                            ----------      ----------    ----------
                                            ----------      ----------    ----------
             Consulting Fee to Shareholder  $    -          $    -        $      16
                                            ----------      ----------    ----------
                                            ----------      ----------    ----------




     The Company borrowed and issued a promissory note in 1997 to a shareholder in the amount of $44 as part of a short-term financing. The note was repaid in full with the proceeds from the November financing transaction. The Company issued promissory notes to shareholders in the amount of $1,500 during 1996. All of the notes were repaid in full with the proceeds from the secondary offering. The Company borrowed and issued promissory notes in 1995 to shareholders in the amount of $1,500 as part of a short-term financing. All of the notes were repaid in full with the proceeds from the IPO.

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

Schedule II--Valuation and Qualifying Accounts


                                          BALANCE AT                    DEDUCTIONS     BALANCE AT
                                          BEGINNING       CHARGE TO         AND            END
                                          OF PERIOD        EXPENSE      WRITE-OFFS      OF PERIOD
                                          ----------     ----------     ----------     ----------
     Year ended December 31, 1997
       Allowance for Doubtful Accounts         1,109            209         (1,255)            63
       Allowance for Sales Returns             1,136            -           (1,136)           -
     Year ended December 31, 1996
       Allowance for Doubtful Accounts           596          1,728         (1,215)         1,109
       Allowance for Sales Returns               401            735            -            1,136
     Year ended December 31, 1995
       Allowance for Doubtful Accounts           116            722           (242)           596
       Allowance for Sales Returns               -              401            -              401


                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

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

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

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

                    See Index to Financial Statements and Financial Statements which appear under Item 8 herein.

     (a)(2)    FINANCIAL STATEMENT SCHEDULES.

               See Index to Financial Statements and Financial Statement
                    Schedule which appear under Item 8 herein.

     (a)(3)    EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS.

               Employee Share Option Plan (1995) (filed as Exhibit 10.7(a)
                    to the Company's Registration Statement No. 33-92754).*
               Amended and Restated Employee Share Option Plan (1995)
                    (filed as Exhibit 4.2 to the Company's Registration Statement No. 333-04285).*
               Non-Employee Director Share Option Plan (1995) (filed as
                    Exhibit 10.7(b) to the Company's Registration Statement
                    No. 33-92754).*
               Amended and Restated Non-Employee Share Option Plan (1995)
                    (filed as Exhibit 4.2 to the Company's Registration Statement No. 333-07965).*
               Amended and Restated Non-Employee Share Option Plan (1995).
               CEO Share Option Plan (1997)
               Employment Agreement between the Company and Todd A. Oseth, dated
                    February 3, 1997.
               Employment Agreement between the Company and Robert S.
                    Rosenschein, dated July 26, 1995 (filed as Exhibit 10.7(a) to the Company's Form 10-K on April 1, 1996).*
               Employment Agreement between the Company and Herbert Zlotogorski, dated July 26, 1995 (filed as Exhibit 10.7(c) to the Company's form 10-K on April 1, 1996).*
               Agreement between the Company and Jeffrey Rosenschein, dated July
                    26, 1995 (filed as Exhibit 10.7(d) to the Company's Form 10-K on April 1, 1996).*

     (b)  REPORTS ON FORM 8-K.


               Form 8K, filed February 5, 1997, in connection with the resignation of Mitchell Joelson as an officer and director of the Company.

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

               Form 8K, filed August 20, 1997, in connection with the August 1997 private placement

               Form 8K, filed November 6, 1997, in connection with the November 1997 private placement

(a)      EXHIBITS.

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
                1996 between the Company, Sands Brothers & Co., Ltd., as representative of the several

--------------------
* Incorporated by Reference

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

                underwriters, and American Stock Transfer & Trust Company (filed as Exhibit 4.6 to the Company's Registration Statement No. 333-7637).*

     4.7    -   Form of Redeemable Warrant Certificate (filed as Exhibit 4.6 to the Company's Registration Statement No. 333-7637).*

     4.8    -   Form of Unit Certificate (filed as Exhibit 4.6 to the Company's
                Registration Statement No. 333-7637).*

     4.9    -   Securities Purchase Agreement dated August 5, 1997, between CC
                Investments LDC and Accent Software International Ltd., which includes the Convertible Debenture, two Warrant Agreements and the Registration Rights Agreement as exhibits thereto. (filed as Exhibit 4.1 to the Company's Registration Statement filed on August 27, 1997, Reg. No. 333-34455).*

     4.10   -   Warrant Agreement with The Shemano Group, Inc. (filed as
                Exhibit 4.6 to the Company's Registration Statement filed on
                October 16, 1997, Reg. No. 333-380043).*

     4.11   -   Warrant Agreement with Equity Management Partners LLP (filed as
                Exhibit 4.7 to the Company's Registration Statement filed on
                October 16, 1997, Reg. No. 333-38043).*

     4.12   -   Warrant Agreement with Brad Gillingham (filed as Exhibit 4.8 to the Company's Registration Statement filed on October 16, 1997,
                Reg. No. 333-38043).*

     4.13   -   Form of Warrant Agreement covering warrant agreements with
                Robert J. Laikin, Michael Mosher and Manufacturers Indemnity and Insurance Company of America (filed as Exhibit 4.9 to the
                Company's Registration Statement filed on October 16, 1997,
                Reg. No. 333-38043).*

     4.14   -   Form of Securities Purchase Agreement dated November 6, 1997, between Accent Software International Ltd., and CC Investments
                LDC, Nelson Partners, Olympus Securities, Ltd., Marshall
                Companies, Profinsa Investments, which includes the Convertible
                Debenture, the Warrant Agreement, Registration Rights Agreement and Certificate of Designation as exhibits thereto. (filed as Exhibit 4.1 to the Company's Registration Statement filed on
                November 6, 1997, Reg. No. 333-39697).*

     4.15   -   Warrant Agreement with The Shemano Group, Inc. (filed as
                Exhibit 4.1 to the Company's Form S-3 filed on November 6,
                1997, Reg. No. 333-39697).*


---------------
* Incorporated by reference

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

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

     10.3(a)- Option Agreement dated March 23, 1993 between the Company and Robert S. Rosenschein (filed as Exhibit 10.3(a) to the Company's Registration Statement No. 33-92754).*

     10.3(b)- Schedule of other option agreements substantially identical in all material respects to the option agreement filed as Exhibit 10.3(a) (filed as Exhibit 10.3(b) to the Company's Registration Statement No. 33-92754).*

     10.4(a)- Warrant Acquisition Agreement dated January 1, 1995 between the Registrant and Robert S. Rosenschein (filed as Exhibit 10.4(a) to the Company's Registration Statement No. 33-92754).*

     10.4(b)- Schedule of other warrant acquisition agreements substantially identical in all material respects to the warrant agreement (filed as Exhibit 10.4(b) to the Company's Registration Statement No. 33-92754).*

     10.5   -   Form of Registration Rights Agreements dated as of May 22, 1995 between the Company and each of the Holders (filed as Exhibit
                10.5 to the Company's Registration Statement No. 33-92754).*

     10.6(a)- Employee Share Option Plan (1995) (filed as Exhibit 10.7(a) to the Company's Registration Statement No. 33-92754).*

     10.6(b)- Amended and Restated Employee Share Option Plan (1995) (filed as Exhibit 4.2 to the Company's Registration Statement No. 333-04285).*

     10.6(c)-   Non-Employee Director Share Option Plan (1995) (filed as
                Exhibit 10.7(b) to the Company's Registration Statement No. 33-92754).*

-----------------------
* Incorporated by reference

                          ACCENT SOFTWARE INTERNATIONAL LTD.
                                   AND SUBSIDIARIES

     10.6(d)-   Amended and Restated Non-Employee Share Option Plan (1995)
                (filed as    Exhibit 4.2 to the Company's Registration
                Statement No. 333-07965).*

     10.6(e)-   Amended and Restated Non-Employee Share Option Plan (1995).

     10.6(f)-   CEO Share Option Plan (1997).

     10.7(a)- Employment Agreement between the Company and Robert S. Rosenschein, dated July 26, 1995 (filed as Exhibit 10-7(a) to the Company's Form 10-K on April 1, 1996).*

     10.7(b)- Employment Agreement between the Company and Todd A. Oseth, dated February 3, 1997.

     10.7(c)- Employment Agreement between the Company and Herbert Zlotogorski, dated July 26, 1995 (filed as Exhibit 10-7(c) to the Company's Form 10-K on April 1, 1996).*

     10.7(d)- Employment Agreement between the Company and Jeffrey Rosenschein, dated July 26, 1995 (filed as Exhibit 10-7(d) to the Company's Form 10-K on April 1, 1996).*

     10.8   -   Consulting Agreement, dated August 4, 1997, between the Company and Investor Resource Services, Inc. (filed as Exhibit 4.1 to the Company's Registration Statement filed on October 16,1 997,
                Reg. No. 333-38043).*

     10.9   -   Amendment to the Consulting Agreement, dated January 30, 1998, between Company and Investor Resource Services, Inc.

     10.10  -   Shareholders Agreement by and between Accent Software
                International Limited and Gilad Zlotkin, dated February 21,
                1996 (filed as Exhibit 10.10 to the Company's Form 10-K on
                April 1, 1996).*

     10.11  -   Debenture between the Company and Bank Leumi (filed as Exhibit
                10.11 to the Company's Registration Statement No. 333-7637).*

     21     -   Subsidiaries of Registrant (filed as Exhibit 21 to the
                Company's Form 10-K filed on April 2, 1996).*

     27     -   Financial Data Schedule.

     (d)        [Not applicable.]


-------------
* Incorporated by reference.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ACCENT SOFTWARE INTERNATIONAL LTD.

March 30, 1998                          By:  /s/ TODD A. OSETH
                                           -----------------------------
                                             Todd A. Oseth

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the dates indicated.




SIGNATURE                                        TITLE                               DATE
---------                                        -----                               ------
/s/ TODD A. OSETH                  President, Chief Executive Officer (principal     March 30, 1998
-------------------------          Executive Officer) and
Todd A. Oseth                      Director

/s/ ROBERT J. BEHR                 Chief Financial Officer (principal                March 30, 1998
-------------------------          Financial and Accounting Officer)
Robert J. Behr

/s/ ROBERT S. ROSENSCHEIN          Chief Technology Officer, Co-                     March 30, 1998
-------------------------          Chairman and Director
Robert S. Rosenschein

/s/ JEFFREY S. ROSENSCHEIN         Chief Technology Officer and                      March 30, 1998
-------------------------          Director
Jeffrey S. Rosenschein

/s/ ROGER R. CLOUTIER, II          Co-Chairman and Director                          March 30, 1998
-------------------------
Roger R. Cloutier, II

/s/ ESTHER DYSON                   Director                                          March 30, 1998
-------------------------
Esther Dyson

/s/ MARK TEBBE                     Director                                          March 30, 1998
-------------------------
Mark Tebbe


