Form 10-Q
period 1998-03-31
ACCENT SOFTWARE INTERNATIONAL LTD
filed 1998-05-15
CIK 945321

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                ____________________

                                     FORM 10-Q
                                 _________________


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 1998.

                                         or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.  For the transition period from __________ to
     __________.


                      Commission file number: 0-26394



                     ACCENT SOFTWARE INTERNATIONAL LTD.
_______________________________________________________________________________
                  (Exact Name of Registrant in its Charter)


              ISRAEL                                        N/A
_______________________________             ____________________________________
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                  28 PIERRE KOENIG STREET, JERUSALEM 91530 ISRAEL
                                 011-972-2-679-3723
________________________________________________________________________________
      (Address, Including Zip Code, and Telephone Number, Including Area Code
                   of Registrant's Principal Executive Offices.)


                                        N/A
________________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                      Report)




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes  [x]   No  [  ]


On May 11, 1998, the registrant had outstanding 27,323,911 Ordinary Shares (including 1,800,000 Ordinary Shares included in the registrant's outstanding Units).

                 ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                         U.S. dollars and shares in thousands

                                                                  MARCH 31,      DECEMBER 31,
                                                                    1998            1997
                                                                 -----------     ------------
                                                                 (Unaudited)     (Unaudited)
                        ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                    $      590      $   2,499
    Trade receivables, net of allowance of
      $103 in 1998 and $63 in 1997                                      899            755
    Other receivables                                                   193            117
    Prepaid expenses                                                    555            906
    Inventories                                                          70             85
                                                                -----------     ----------
          Total current assets                                   $    2,307      $   4,362
                                                                -----------     ----------

EQUIPMENT
    Cost                                                         $    2,634      $   2,630
    Less - Accumulated depreciation                                   1,410          1,220
                                                                -----------     ----------
          Equipment, net                                         $    1,224      $   1,410
                                                                -----------     ----------

OTHER LONG TERM ASSETS                                                  666            666
                                                                -----------     ----------

          Total assets                                           $    4,197      $   6,438
                                                                -----------     ----------
                                                                -----------     ----------
      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Current maturities of long-term debt                         $    1,885      $   1,886
    Accounts payable and accrued expenses                             2,497          2,367
                                                                -----------     ----------
          Total current liabilities                              $    4,382      $   4,253
                                                                -----------     ----------

LONG-TERM BANK LOANS                                             $      345      $     844
ACCRUED SEVERANCE LIABILITY                                             348            318
                                                                -----------     ----------
          Total liabilities                                      $    5,075      $   5,415
                                                                -----------     ----------

SHAREHOLDERS' EQUITY (DEFICIT)
    Preferred Shares, par value NIS 0.01, authorized
      10,000 share, issued and outstanding 4 at
      December 31, 1998 and March 31, 1997                       $       -       $      -
    Ordinary shares, par value NIS 0.01, authorized
      45,000 share, issued and outstanding 17,140 at
      December 31, 1998 and 27,323 at March 31, 1997                     43             43
    Share premium                                                    47,640         47,701
    Accumulated deficit                                             (48,561)       (46,721)
                                                                -----------     ----------
          Total shareholders' equity (deficit)                   $     (878)     $   1,023
                                                                -----------     ----------

          Total liabilities and shareholders' equity (deficit)   $    4,197      $   6,438
                                                                -----------     ----------
                                                                -----------     ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.

                 ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
           U.S. dollars and shares in thousands (except per share figures)


                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------------
                                                           1998           1997
                                                        -----------     -----------
                                                        (Unaudited)     (Unaudited)
NET SALES                                                $    705       $    727

OPERATING COSTS AND EXPENSES
 Cost of sales                                                206            575
 Product development costs                                  1,125          1,118
 Marketing expenses                                           458            567
 General and administrative expenses                          712            512
                                                        -----------     ---------

 Total operating costs and expenses                         2,501          2,772
                                                        -----------     ---------

OPERATING LOSS                                             (1,796)        (2,045)

Other Income (Expense)                                        (45)            18
                                                        -----------     ---------

NET LOSS                                                 $ (1,841)      $ (2,027)
                                                        -----------     ---------
                                                        -----------     ---------

NET LOSS PER SHARE                                       $  (0.08)      $  (0.17)
                                                        -----------     ---------
                                                        -----------     ---------

Weighted average number of shares outstanding              22,792         11,686
                                                        -----------     ---------
                                                        -----------     ---------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                 ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              U.S. dollars in thousands


                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                                     1998            1997
                                                                  -----------     -----------
                                                                  (Unaudited)     (Unaudited)
OPERATING ACTIVITIES
    Net loss                                                       $ (1,841)      $ (2,027)
    Adjustments to reconcile net loss to net cash
      used in operating activities
          Depreciation and amortization                                 190            228
          Change in allowance for doubtful accounts                      40           (176)
          Changes in assets and liabilities
           (Increase) decrease in trade receivables                    (184)           165
           (Increase) decrease in other receivables                     (76)           100
           (Increase) decrease in prepaid expenses                      351             48
           (Increase) decrease in inventories                            15            221
           Increase (decrease) in payables and accruals                 130         (2,795)
           Increase (decrease) in severance liability                    30            (23)
                                                                  -----------     ---------
    Net cash (used in) operating activities                          (1,345)        (4,259)
                                                                  -----------     ---------

INVESTMENT ACTIVITIES
    Acquisition of equipment                                             (4)           (31)
                                                                  -----------     ---------
      Net cash used in investing activities                              (4)           (31)
                                                                  -----------     ---------

FINANCING ACTIVITIES
    Repayment of bank loans                                            (499)          (143)
    Cancellation of shares issued in payment for services               (61)           -
    Net proceeds received on exercise of options                        -               62
                                                                  -----------     ---------
      Net cash provided by financing activities                        (560)           (81)
                                                                  -----------     ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (1,909)        (4,371)
Cash and cash equivalents, beginning of period                        2,499          8,723
                                                                  -----------     ---------
Cash and cash equivalents, end of period                           $    590       $  4,352
                                                                  -----------     ---------
                                                                  -----------     ---------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
    Prepaid assets received in exchange for shares                 $    (61)      $    -
                                                                  -----------     ---------
                                                                  -----------     ---------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

             ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            U.S. dollars in thousands, except per share figures
                                 (Unaudited)


NOTE 1 -  BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Accent Software International Ltd., and its subsidiaries ("Accent" or "the Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information. The significant accounting policies, certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. In the opinion of management, all adjustments (consisting of adjustments of a normal, recurring nature) necessary for a fair presentation of these financial statements have been reflected in the interim periods presented. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Although the Company believes that the disclosures presented herein are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and footnotes included in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 -  SHARE CAPITAL

          Accent previously reported completion of a financing arrangement during the fourth quarter of 1997 in which it received approximately $5,255 in cash net of expenses. In return for the aggregate purchase price of $5,750, the Company issued the investors debentures in the amount of $4,000 and Series B Preferred Shares in the amount of $1,750. Conversion of both the debentures and the Series B Preferred Shares into a total of 12,496,160 Ordinary Shares was completed during the first quarter of 1998.

          Also during the first quarter of 1998, Accent renegotiated its agreement with a marketing and public relations firm under which the Company had originally provided the firm with 612,000 Ordinary Shares. 312,000 of the Ordinary Shares were registered and freely tradable and the remaining 300,000 were to be registered within one year of the agreement. The 612,000 Ordinary Shares were valued at $995 and were

             ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            U.S. dollars in thousands, except per share figures
                                 (Unaudited)


          being expensed ratably over the term of the agreement. The revised agreement cancels the 300,000 shares that were not registered and replaces them with 850,000 Ordinary Shares valued at $425. All 850,000 registered shares.

NOTE 3 -  LIQUIDITY

          As of March 31, 1998 and December 31, 1997, the Company had accumulated deficits of $48,561 and $46,721, respectively, and anticipates that it will continue to incur losses through the second quarter of 1998 and possibly beyond. Working capital decreased from $109 at December 31, 1997 to a deficit of $2,075 at March 31, 1998, due primarily to the Company's continuing operating losses and working capital needs.

          Accent's liquidity was essentially exhausted during both the third and fourth quarters of 1997 and the Company was required to raise funds through the issuance of $7,750 in convertible securities. Those funds are also now essentially exhausted and the company is dependent on new sources of revenue, further cost reduction initiatives, an infusion of additional external capital or some combination of these actions, if it is to continue to have adequate working capital to meet its operating requirements. There can be no assurance that the Company will be successful in either sufficiently reducing its working capital requirements or generating additional working capital and any failure on the part of the Company to do so will have a material adverse impact on the Company and may cause the Company to cease operations.


NOTE 4 -  GOING CONCERN

          The consolidated financial statements have been prepared assuming that Accent will continue as a going concern. The Company continues to generate significant operating losses and operating cash flow deficits and must generate additional working capital if it is to have adequate resources to fund its continuing operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
          FINANCIAL CONDITIONS.   (U.S. dollars in thousands, except per share
          data.)

INTRODUCTION

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

RISKS

     Accent cautions investors that the following significant factors, among others, in some cases have affected and in the future could affect the Company's financial and operating results and the return that may be achieved on investments in the Company.

     GOING CONCERN. Accent has accumulated deficits in excess of $48 million since its inception through March 31, 1998, and expects that it will continue to incur deficits through the second quarter of 1998 and possibly beyond. Accent's liquidity has also essentially been exhausted and the Company must generate additional working capital if it is to meet its near-term requirements. These factors create a substantial doubt about the Company's ability to continue as a going concern and there can be no assurance that the Company will be able to continue as a going concern.

     REVENUE. Although the Company's products are receiving a favorable reception in the marketplace, revenue has fallen short of management expectations, the Company believes, due primarily to significant concerns of potential customers as to Accent's ability to continue to support and expand its product offerings. The Company is continuing to work on significant new sales opportunities, but there can be no assurance that the concerns of potential customers can be alleviated and that future revenue will meet management's expectations. If future revenue does not increase from its recent level, this will have a material adverse impact on the Company and may cause the Company to cease operations.

     LIQUIDITY/WORKING CAPITAL. External financing which the Company secured during the third and fourth quarters of 1997 has been used to meet the continuing needs of the Company. The Company is, therefore, dependent on additional external financing new sources of revenue, further cost reduction initiatives, additional external financing, or some combination of these actions, if it is to continue to have adequate working capital to meet its operating requirements. There can be no assurance that the Company will be successful in either generating additional working capital or in sufficiently reducing its working capital requirements and any failure on the part of the Company to do so will have a material adverse impact on the Company and may cause the Company to cease operations.

     LONG-TERM DEBT AND OTHER LIABILITIES. The Company has entered into negotiations with its major lender and other creditors to restructure its long-term debt and other liabilities, possibly by issuing equity in exchange for all or a portion of the liabilities, obtaining discounts, deferring or stretching payment terms, or some combination of these alternatives. Pending the outcome of these negotiations, Accent is seriously past due in respect to several of its creditors. There can be no assurance that the Company will be successful in its efforts to restructure its outstanding debts and any failure on the part of the Company to do so will have a material adverse impact on the Company and may cause the Company to cease operations.

     CONTINUED DOWNSIZING AND RESTRUCTURING. During April, 1998, the Company implemented additional downsizing including significant personnel reductions, the consolidation of facilities and a freeze on capital spending. The restructuring has reduced the Company's monthly cash expenses by more than 50% but also triggered a requirement to pay various obligations to former employees which the Company is currently unable to pay. There can be no assurance that former employees will defer potential legal remedies while the Company completes its restructuring efforts, collects amounts due from customers and pursues new sales opportunities and new sources of capital. If former employees seek and are granted legal remedies against the Company, this will have a material adverse impact on the Company and may cause the Company to cease operations.

     CONTINUED LISTING ON THE NASDAQ SMALLCAP MARKET. Accent's Ordinary Shares and Units are listed on the Nasdaq SmallCap Market and the Company must meet certain requirements in order to maintain this listing. The Company has been notified that it no longer meets the listing requirements in that its net tangible assets are below the threshold of $2,000. The Company has provided Nasdaq with details of its plan to increase its net tangible assets and has been granted an oral hearing before a Nasdaq review panel to discuss its plan. Action to delist the Company's Ordinary Shares and Units has been deferred pending the outcome of the hearing. There can be no assurance that the Company will be provided sufficient time to implement its plan or that, if granted sufficient time, the Company will be successful in implementing its plan. Accordingly, there can be no assurance that the Company's shares will continue to be listed on the Nasdaq SmallCap Market. In the event that the Company's shares are delisted from the Nasdaq SmallCap Market, they could continue to trade on the Nasdaq "Bulletin Board."

     STRATEGIC ALTERNATIVES, INCLUDING DIVESTITURES AND POSSIBLE SALE OR JOINT VENTURE. The Company's Board of Directors has been pursuing a variety of alternatives to stabilize and, if possible, enhance the Company's financial position and continuing viability. In February 1998, the Company retained a mergers, acquisitions and strategic planning firm specializing in the software industry to seek a potential buyer for the Company's majority-owned subsidiary, AgentSoft. Divestiture of AgentSoft could provide working capital for the Company's continuing operations. Management has also had, and is continuing to have, discussions with potential strategic partners and investors and other groups who are possible sources of financing or who may offer business development opportunities. There can be no assurance that the Company will be successful in its efforts to stabilize and enhance the Company's financial position through divestitures, sale, joint venture or other strategic alternatives and any failure on the part of the Company to do so will have a material adverse impact on the Company and may cause the Company to cease operations.

OVERVIEW

     Accent is a language solutions company, founded in Jerusalem, Israel in 1988. The Company designs, develops, markets and supports software products and services for the rapidly emerging Language Information Technology ("LIT") industry. Accent's products address the growing need for software publishers, corporations and content providers to produce software applications, associated documentation, and application-specific content in any natural language. Through its majority-owned subsidiary, AgentSoft, the Company also develops intelligent agent-based software tools and products for process automation over the Internet.

     Accent has incurred net losses each year since 1992, including a net loss of $1,841 during the first quarter of 1998 and net losses of $13 million and $21 million during 1997 and 1996, respectively.

     Management has shifted the Company's product mix and customer orientation away from the retail market where the most significant losses were incurred and in the direction of original equipment manufacturers (OEMs) and business-to-business transactions. Over the course of the past fifteen months, product development, sales and marketing efforts have been refocused and restructured consistent with the needs of these new markets. Staffing within Accent (exclusive of the Company's majority-owned subsidiary, AgentSoft) has been reduced from a peak of approximately 150 employees in the latter months of 1996 to 68 at December 31, 1997. Additional restructuring in the first four months of 1998 further reduced staffing to 36 employees. Staffing at AgentSoft has remained relatively constant over this period at approximately 20 employees.

     Revenue during the first quarter of 1998 was $705, an increase of 23% from the fourth quarter of 1997. The Company recognized initial sales on its newest product, Loc@le, during the first quarter and also saw an increase in sales of WordPoint and translation services. The Company's total operating expenses during the first quarter were $2,501, a decrease of 33% from the fourth quarter. Cost of sales declined significantly from the earlier quarter due primarily to large decreases in both royalty expense and capitalized software expense. General and administrative expenses also declined significantly during the most recent quarter due primarily to the absence of the large financing-related costs the the Company incurred during the fourth quarter of 1997.

     Accent's operating loss during the first quarter of 1998 was $1,796 compared to a loss of $3,172 during the fourth quarter of 1997 and a loss of $2,045 during the year earlier first quarter.

     The Company's current level of revenue does not provide adequate funds to finance its working capital requirements. The Company's ability to generate increased revenue is dependent on a number of factors, many of which are outside its control. Revenue growth and profitability, if any, will depend on the ability of the Company to develop and market new products and product enhancements, market acceptance and demand for the Company's products, the level of product and price competition, the Company's ability to attract and retain motivated and qualified personnel, the ability of the Company to control its costs and general economic conditions. There can be no assurance that the Company will meet such challenges successfully nor that the Company will achieve levels of revenue that will end its current reliance on external financing to meet its working capital requirements. Any failure on the part of the Company to do so will have a material adverse impact on the Company and may cause the Company to cease operations.

RESULTS OF OPERATIONS

     The table at the top of the next page sets forth for the periods indicated the percentage of sales represented by certain expense items reflected in the Company's Consolidated Statement of Operations.


                                                    PERCENTAGE OF SALES
                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                               1998                      1997
                                            ----------                -----------
     Net sales                                  100.0%                    100.0%

     Cost of sales                               29.2%                     79.1%
     Product development costs                  159.6%                    153.8%
     Marketing expenses                          65.0%                     78.0%
     General & administrative costs             101.0%                     70.4%
                                            ----------                -----------

     Total operating costs and expenses         354.8%                    381.3%
                                            ----------                -----------

     Operating loss                            (254.8%)                  (281.3%)
                                            ----------                -----------
                                            ----------                -----------

     NET SALES. Net sales of $705 in the three months ended March 31, 1998 were down slightly from the year earlier figure of $727 but up 23% from the fourth quarter figure of $572. Also, whereas sales during the first quarter of 1997 were derived primarily from the retail market, recent sales reflect a broader mix of OEM sales, translation services, the Company's newer products including WordPoint and Loc@le, and the Company's legacy products which continue to generate sales, particularly in Israel.

     COST OF SALES. Cost of sales declined to $206 during the first quarter of 1998 from $575 during the first quarter of 1997. Manufacturing, production, warehousing and shipping expenses have all been reduced from the year earlier period consistent with the Company's shift away from the retail market and toward the OEM and business-to-business market where manufacturing and support costs are significantly lower. The year earlier period includes significant costs associated with various royalty agreements which the Company had entered into in anticipation of achieving substantially greater retail sales. Finally, the year earlier period also included a charge to amortize software development costs which the Company had earlier capitalized. The Company has accelerated its product development cycle and is currently expensing its software development costs as part of its product development costs.

     PRODUCT DEVELOPMENT COSTS. Product development costs during the first quarter of 1998 of $1,125 were similar to the year earlier level of $1,118. Costs within product development consist almost entirely of salaries, benefits and other personnel-related expenses. Staffing within the product development departments had remained relatively constant as the Company focused its development efforts on new products for the Language Information Technology industry. Certain development efforts have recently been completed and staffing levels in product development were reduced to 20 people as part of the restructuring implemented on April 9, 1998. Staffing levels at AgentSoft, which peaked at 22 employees during the first quarter of 1997, has remained relatively constant and currently numbers 20 employees.

     MARKETING EXPENSES. The Company's marketing expenses were $458 in the three months ended March 31, 1998; a reduction of almost 20% from $567 in the three months ended March 31, 1997. Staffing in the sales and marketing areas was reduced to 6 by the restructuring implemented on April 9, 1998. The Company's shift away from the retail market allows it to function with fewer sales and marketing personnel and has also led to significant reductions in non-personnel expenses such as participation in trade shows, advertising and public relations costs. As the Company completes development of products for the OEM and business-to-business markets, it may need to add additional sales and marketing staff.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the most recent quarter were $712, an increase of $200 from the first quarter of 1997 but $540 less than the total general and administrative expense incurred during the fourth quarter of 1997. The increase from the year earlier quarter is attributable to consulting and public relations efforts which the Company has authorized and which are being paid for through the issuance of equity in the Company. The reduction from the fourth quarter reflects the absence of significant financing costs related to various fourth quarter transactions. Staffing within the various general and administrative functions declined from 19 at March 31, 1997 to 12 at December 31, 1997 and declined further to 6 employees as of April 9, 1998. General and administrative expenses include the costs incurred by the Company's executive management, legal, finance, human resources, MIS and office administration functions. Several of these functions were disbanded as part of the recent restructuring.

     OTHER INCOME (EXPENSE). The Company incurred $45 in interest expense on its long-term bank loans during the three months ended March 31, 1998, compared with income of $18 during the three months ended March 31, 1997. Other expense consists primarily of interest expenses related to the Company's long-term debt.


     NET LOSS. The net loss during the three months ended March 31, 1998 was $1,841, or $0.08 per share, a reduction of approximately 9% compared with the net loss of $2,027, or $0.17 per share, during the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used cash of $1,345 and $4,259 during the three months ended March 31, 1998 and 1997, respectively. The Company reduced its investing activities, which consist primarily of purchases of hardware and software for the product development organization, to $4 in the first quarter of 1998, compared to $31 in the comparable period of 1997. Financing activities, consisting primarily of payments on the Company's long-term bank loans, used cash of $560 during the most recent quarter. Financing activities used cash of $81 during the first quarter of 1997.

     Accent had negative working capital of $2,075 at March 31, 1998 compared to positive working capital of $109 at December 31, 1997. The change in working capital reflects the Company's continuing operating losses and working capital requirements. The Company's liquidity is essentially exhausted and the Company's current level of revenue does not provide adequate funds for its operations. Management has reduced the Company's operating losses and working capital requirements through reductions in all areas of the business, has raised capital through the sale of convertible securities, and is taking steps to raise additional capital. Failure to raise additional capital will have a material adverse impact on the Company and may cause the Company to cease operations.

     The outstanding balance on the Company's bank loans, received as part of the Israel Approved Enterprise Program, was $2,231 at March 31, 1998 compared to $2,730 at the end of 1997. Monthly payments of principal and interest on the loans began in March 1997, and are scheduled to continue until the loans are fully repaid. The Company has entered into negotiations with the government of Israel to restructure its long-term debt possibly by issuing equity in exchange for all or a portion of the debt, obtaining discounts, deferring or stretching payment terms, or some combination of these alternatives.

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


PART II - OTHER INFORMATION

ITEM 5.   OTHER EVENTS

          The Company implemented a major restructuring effort on April 9, 1998 in which it reduced its overall staffing by approximately 40% from its December 31, 1997 level. The purpose of the restructuring was to reduce the Company's expenses to a level that is consistent with its anticipated near-term revenue.

          Accent's Ordinary Shares and Units are quoted on the Nasdaq SmallCap Market. The Company must meet certain requirements in order to maintain its listing on the SmallCap Market and, on April 1, 1998, the Company was notified by Nasdaq that its net tangible assets, which totaled $1,023 at December 31, 1997, were below the minimum of $2,000 required for continued listing. (Nasdaq requires companies that are listed on the SmallCap market to have either: (a) $2,000 in net tangible assets; (b) total market capitalization of $35,000; or (c) net profit of $500 in two of the preceding three fiscal years.) Subsequently, the Company provided Nasdaq details of its plan to increase its net tangible assets to a compliant level has been granted an oral hearing before a Nasdaq review panel to discuss its plan.
Any action to delist the Company's securities from the SmallCap Market has been deferred pending the outcome of the hearing. There can be no assurance that the Company will be provided sufficient time to implement its plan to increase its net tangible assets or that, if granted sufficient time, the Company will be successful in implementing its plan. Accordingly, there can be no assurance that the Company's securities will continue to be listed on the Nasdaq SmallCap Market. In the event that the Company's shares are delisted from the Nasdaq SmallCap Market, they could continue to trade on the Nasdaq "Bulletin Board."

ITEM 6.        EXHIBITS AND REPORTS ON FORM  8-K

(a)  Exhibits

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

     4.5      -     Form of IMR Warrant dated as of November 22, 1996 between
                    the Company and IMR Fund, L.P. (filed as Exhibit 4.5 to the
                    Company's Registration Statement No. 333-7637).*

     4.6      -     Form of Redeemable Warrant Agreement dated as of November
                    22, 1996 between the Company, Sands Brothers & Co., Ltd., as representative of the several underwriters, and American
                    Stock Transfer & Trust Company (filed as      Exhibit 4.6 to
                    the Company's Registration Statement No. 333-7637).*

     4.7      -     Form of Redeemable Warrant Certificate (filed as Exhibit 4.6 to the Company's Registration Statement No. 333-7637).*

     4.8      -     Form of Unit Certificate (filed as Exhibit 4.6 to the
                    Company's Registration Statement No. 333-7637).*

----------
*Incorporated by reference.

     4.9      -     Securities Purchase Agreement dated August 5, 1997, between
                    CC Investments LDC and Accent Software International Ltd., which includes the Convertible Debenture, two Warrant
                    Agreements and the Registration Rights Agreement as exhibits thereto. (filed as Exhibit 4.1 to the Company's Registration
                    Statement filed on August 27, 1997, Reg. No. 333-34455).*

     4.10     -     Warrant Agreement with The Shemano Group, Inc. (filed as
                    Exhibit 4.6 to the Company's Registration Statement filed on
                    October 16, 1997, Reg. No. 333-380043).*

     4.11     -     Warrant Agreement with Equity Management Partners LLP (filed as Exhibit 4.7 to the Company's Registration Statement filed on October 16, 1997, Reg. No. 333-38043).*

     4.12     -     Warrant Agreement with Brad Gillingham (filed as Exhibit 4.8 to the Company's Registration Statement filed on October 16,
                    1997, Reg. No. 333-38043).*

     4.13     -     Form of Warrant Agreement covering warrant agreements with
                    Robert J. Laikin, Michael  Mosher and Manufacturers
                    Indemnity and Insurance Company of America (filed as Exhibit
                    4.9 to the Company's Registration Statement filed on October
                    16, 1997, Reg. No. 333-38043).*

     4.14     -     Form of Securities Purchase Agreement dated November 6,
                    1997, between Accent Software International Ltd., and CC
                    Investments LDC, Nelson Partners, Olympus Securities, Ltd.,
                    Marshall Companies, Profinsa Investments, which includes the
                    Convertible Debenture, the Warrant Agreement, Registration
                    Rights Agreement and Certificate of Designation as exhibits thereto. (filed as Exhibit 4.1 to the Company's Registration
                    Statement filed on November 6, 1997, Reg. No. 333-39697).*

     4.15     -     Warrant Agreement with The Shemano Group, Inc. (filed as
                    Exhibit 4.1 to the Company's Form S-3 filed on November 6,
                    1997, Reg. No. 333-39697).*

     10.1     -     Stock Purchase Agreement between IMR Investments V.O.F. and
                    Kivun Computers Company (1988), Ltd., Robert Rosenschein,
                    Jeffrey Rosenschein, Accent Software Partners, Pal-Ron
                    Marketing, Ltd., and KZ Overseas Holding Corp., dated as of
                    May 11, 1994, as amended July 20, 1995 (filed as Exhibit
                    10.1 to the Company's Form 10-K on April 1, 1996).*

     10.2     -     Shareholders' Agreement by and among Kivun Computers Company
                    (1988) Ltd., Robert Rosenschein, Dr. Jeffrey Rosenschein,
                    Pal-Ron Marketing, Ltd., Accent Software Partners, KZ
                    Overseas Holding Corp. and IMR Investments V.O.F., dated
                    May 11, 1994, as amended July 20, 1995 (filed as Exhibit
                    10.2 to the Company's Form 10-K on April 1, 1996).*

     10.3(a)  -     Option Agreement dated March 23, 1993 between the Company
                    and Robert S. Rosenschein (filed as Exhibit 10.3(a) to the
                    Company's Registration Statement No. 33-92754).*

----------
*Incorporated by reference.

     10.3(b)  -     Schedule of other option agreements substantially identical in all material respects to the option agreement filed as
                    Exhibit 10.3(a) (filed as Exhibit 10.3(b) to the Company's
                    Registration Statement No. 33-92754).*

     10.4(a)  -     Warrant Acquisition Agreement dated January 1, 1995 between the Registrant and Robert S. Rosenschein (filed as Exhibit
                    10.4(a) to the Company's Registration Statement No.
                    33-92754).*

     10.4(b)  -     Schedule of other warrant acquisition agreements
                    substantially identical in all material respects to the warrant agreement (filed as Exhibit 10.4(b) to the Company's
                    Registration Statement No. 33-92754).*

     10.5     -     Form of Registration Rights Agreements dated as of May 22,
                    1995 between the Company and each of the Holders (filed as Exhibit 10.5 to the Company's Registration Statement No.
                    33-92754).*

     10.6(a)  -     Employee Share Option Plan (1995) (filed as Exhibit 10.7(a)
                    to the Company's Registration Statement No. 33-92754).*

     10.6(b)  -     Amended and Restated Employee Share Option Plan (1995)
                    (filed as Exhibit 4.2 to the Company's Registration
                    Statement No. 333-04285).*

     10.6(c)  -     Non-Employee Director Share Option Plan (1995) (filed as
                    Exhibit 10.7(b) to the Company's Registration Statement No.
                    33-92754).*

     10.6(d)  -     Amended and Restated Non-Employee Share Option Plan (1995)
                    (filed as    Exhibit 4.2 to the Company's Registration
                    Statement No. 333-07965).*

     10.6(e)  -     Amended and Restated Non-Employee Share Option Plan (1995)
                    (filed as Exhibit 10-6(e) to the Company's Form 10-K on
                    March 31, 1998).*

     10.6(f)  -     CEO Share Option Plan (1997) (filed as Exhibit 10.6(f) to
                    the Company's Form 10-K on March 31, 1998).*

     10.7(a)  -     Employment Agreement between the Company and Robert S.
                    Rosenschein, dated July 26, 1995 (filed as Exhibit 10-7(a) to the Company's Form 10-K on April 1, 1996).*

     10.7(b)  -     Employment Agreement between the Company and Todd A. Oseth, dated February 3, 1997 (filed as exhibit 10.7(b) to the Company's Form 10-K on March 31, 1998).*

     10.7(c)  -     Employment Agreement between the Company and Herbert
                    Zlotogorski, dated July 26, 1995 (filed as Exhibit 10-7(c) to the Company's Form 10-K on April 1, 1996).*

     10.7(d)  -     Employment Agreement between the Company and Jeffrey
                    Rosenschein, dated July 26, 1995 (filed as Exhibit 10-7(d) to the Company's Form 10-K on April 1, 1996).*

----------
*Incorporated by reference.

     10.8     -     Consulting Agreement, dated August 4, 1997, between the
                    Company and Investor Resource Services, Inc. (filed as
                    Exhibit 4.1 to the Company's Registration Statement filed on
                    October 16,1 997, Reg. No. 333-38043).*

     10.9     -     Amendment to the Consulting Agreement, dated January 30,
                    1998, between Company and Investor Resource Services, Inc.
                    (filed as Exhibit 10-9 to the Company's Form 10-K on March
                    31, 1998).*

     10.10    -     Shareholders Agreement by and between Accent Software
                    International Limited and Gilad Zlotkin, dated February 21,
                    1996 (filed as Exhibit 10.10 to the Company's Form 10-K on
                    April 1, 1996).*

     10.11    -     Debenture between the Company and Bank Leumi (filed as
                    Exhibit 10.11 to the Company's Registration Statement No.
                    333-7637).*

     21       -     Subsidiaries of Registrant (filed as Exhibit 21 to the
                    Company's Form 10-K filed on April 2, 1996).*

     27       -     Financial Data Schedule.

(b)  Reports on Form 8-K

     None.



                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                                  (REGISTRANT)




Date:  May 14, 1998                     by:  /s/  Robert J. Behr
       ------------                          -------------------
                                             Robert J. Behr
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

----------
*Incorporated by reference.