Form 10-Q
period 1998-06-30
ACCENT SOFTWARE INTERNATIONAL LTD
filed 1998-08-04
CIK 945321

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                 --------------------

                                      FORM 10-Q

                                 --------------------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 1998.

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to
     __________.


                           Commission file number: 0-26394



                          ACCENT SOFTWARE INTERNATIONAL LTD.
    ----------------------------------------------------------------------------
                      (Exact Name of Registrant in its Charter)


               ISRAEL                                      N/A
-----------------------------------        -------------------------------------
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


On July 31, 1998, the registrant had outstanding 27,936,211 Ordinary Shares (including 1,800,000 Ordinary Shares included in the registrant's outstanding Units).

                 ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                         U.S. dollars and shares in thousands

                                                                   JUNE 30,      DECEMBER 31,
                                                                    1998            1997
                                                                 -----------    -----------
                    ASSETS                                       (Unaudited)     (Audited)
CURRENT ASSETS
   Cash and cash equivalents                                      $   3,361      $   2,499
   Trade receivables, net of allowance of
     $63 in 1998 and 1997                                               960            755
   Other receivables                                                    194            117
   Prepaid expenses                                                     261            906
   Inventories                                                           70             85
                                                                 -----------    -----------
        Total current assets                                          4,846          4,362

EQUIPMENT
   Cost                                                               2,655          2,630
   Less - Accumulated depreciation                                    1,591          1,220
                                                                 -----------    -----------
        Equipment, net                                                1,064          1,410
OTHER LONG TERM ASSETS                                                  664            666
                                                                 -----------    -----------
        Total assets                                              $   6,574      $   6,438
                                                                 -----------    -----------
                                                                 -----------    -----------

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                           $   1,982      $   1,886
   Accounts payable and accrued expenses                              2,071          2,367
                                                                 -----------    -----------
        Total current liabilities                                     4,053          4,253
LONG-TERM BANK LOANS                                                    748            844
ACCRUED SEVERANCE LIABILITY                                             103            318
                                                                 -----------    -----------
        Total liabilities                                             4,904          5,415
                                                                 -----------    -----------

SHAREHOLDERS' EQUITY
   Preferred Shares, par value NIS 0.01, authorized
      10,000 shares, issued and outstanding 4 at
      June 30, 1998 and December 31, 1997                                -              -
   Ordinary Shares, par value NIS 0.01, authorized
      65,000 shares, issued and outstanding 27,917 at
      June 30, 1998 and 17,410 at December 31, 1997                      44             43
   Share premium                                                     51,653         47,701
   Accumulated deficit                                              (50,027)       (46,721)
                                                                 -----------    -----------
        Total shareholders' equity                                    1,670          1,023
                                                                 -----------    -----------
        Total liabilities and shareholders' equity (deficit)      $   6,574      $   6,438
                                                                 -----------    -----------
                                                                 -----------    -----------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             CONSOLIDATED BALANCE SHEETS.

                 ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
           U.S. dollars and shares in thousands (except per share figures)
                                     (Unaudited)

                                                              THREE MONTHS                   SIX MONTHS
                                                              ENDED JUNE 30,                ENDED JUNE 30,
                                                           1998           1997           1998           1997
                                                        ----------     ----------     ----------     ----------
NET SALES                                                $    490       $    722       $  1,195       $  1,449

OPERATING COSTS AND EXPENSES
    Cost of sales                                             170            632            375          1,207
    Product development costs                                 718          1,321          1,843          2,439
    Marketing expenses                                        331            753            789          1,320
    General and administrative expenses                       689            687          1,403          1,199
                                                        ----------     ----------     ----------     ----------

    Total operating costs and expenses                      1,908          3,393          4,410          6,165
                                                        ----------     ----------     ----------     ----------

OPERATING LOSS                                             (1,418)        (2,671)        (3,215)        (4,716)

Other Income (Expense)                                        (46)           (54)           (91)           (36)
                                                        ----------     ----------     ----------     ----------

NET LOSS                                                 $ (1,464)      $ (2,725)      $ (3,306)      $ (4,752)
                                                        ----------     ----------     ----------     ----------
                                                        ----------     ----------     ----------     ----------

NET LOSS PER SHARE                                       $  (0.05)      $  (0.23)      $  (0.14)      $  (0.41)
                                                        ----------     ----------     ----------     ----------
                                                        ----------     ----------     ----------     ----------

WEIGHTED AVERAGE
   number of shares outstanding                            27,620         11,696         24,127         11,691
                                                        ----------     ----------     ----------     ----------
                                                        ----------     ----------     ----------     ----------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             CONSOLIDATED STATEMENTS.

                 ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              U.S. dollars in thousands
                                     (Unaudited)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                          1998           1997
                                                                       ----------     ----------
OPERATING ACTIVITIES
  Net loss                                                              $ (3,306)      $ (4,752)
  Adjustments to reconcile net loss to net cash
    used in operating activities
       Depreciation and amortization                                         371            460
       Change in allowance for doubtful accounts                             -             (132)
       Changes in assets and liabilities
         (Increase) decrease in trade receivables                           (205)           242
         (Increase) decrease in other receivables                            (77)            32
         (Increase) decrease in prepaid expenses                             645            223
         (Increase) decrease in inventories                                   15            271
         Increase (decrease) in accounts payable & accruals                 (296)        (3,158)
         Increase (decrease) in severance liability                         (215)           (51)
                                                                       ----------     ----------
  Net cash (used in) operating activities                                 (3,068)        (6,865)
                                                                       ----------     ----------

INVESTING ACTIVITIES
  Acquisition of equipment                                                   (25)           (96)
  Increase in other long term assets                                           2            -
                                                                       ----------     ----------
    Net cash used in investing activities                                    (23)           (96)
                                                                       ----------     ----------

FINANCING ACTIVITIES
  Repayment of government-guaranteed loans                                   -             (588)
  Net proceeds received on issuance of preferred shares                    3,750            -
  Ordinary shares issued in satisfaction of accounts payable                 264            -
  Net proceeds received on exercise of warrants and options                  -               62
  Cancellation of shares issued in payment for services                      (61)
                                                                       ----------     ----------
    Net cash provided by (used in) financing activities                    3,953           (526)
                                                                       ----------     ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             862         (7,487)
Cash and cash equivalents, beginning of period                             2,499          8,723
                                                                       ----------     ----------
Cash and cash equivalents, end of period                                $  3,361       $  1,236
                                                                       ----------     ----------
                                                                       ----------     ----------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Ordinary shares issued in satisfaction of accounts payable            $    264       $    -
                                                                       ----------     ----------
                                                                       ----------     ----------
  Trade credits issued in satisfaction of accounts payable              $      2       $    -
                                                                       ----------     ----------
                                                                       ----------     ----------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             CONSOLIDATED STATEMENTS.

                 ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES


                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 U.S. dollars in thousands, except per share figures
                                     (Unaudited)


NOTE 1 -  BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Accent Software International Ltd., and its subsidiaries ("Accent" or "the Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information. The significant accounting policies, certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. In the opinion of management, all adjustments (consisting of adjustments of a normal, recurring nature) necessary for a fair presentation of these financial statements have been reflected in the interim periods presented. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Although the Company believes that the disclosures presented herein are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and footnotes included in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE 2 -  SHARE CAPITAL

          Accent executed a Preferred Share Purchase Agreement with Lernout & Hauspie Speech Products, N.V. ("L&H") on June 4, 1998 pursuant to which the Company issued 4,000 Series C Preferred shares in exchange for $4,000. Fees and expenses related to the transaction totaled approximately $250 resulting in net proceeds to the Company of $3,750. The Series C Preferred Shares do not pay interest but do provide the investor with a preference over Ordinary Shareholders in the event of liquidation. The investor also has the right to vote the shares as if they had all been converted into Ordinary Shares and has been granted one seat on Accent's Board of Directors.

          The Series C Preferred Shares issued to L&H are convertible at any time into Ordinary Shares of Accent. The conversion price of $0.45 per share represents a 10% premium over the average closing price of the Company's Ordinary Shares during the ten trading days preceding execution of the agreement. Conversion of all 4,000 Series C Preferred Shares would result in the issuance of 8,888,889 Ordinary Shares and would dilute existing shareholders by approximately 32%. Also pursuant to this agreement, the investor will receive warrants to purchase 4,444,444 Ordinary Shares of the Company at an exercise price of $0.55 per share. The warrants are exercisable for five years. Conversion of the warrants would dilute existing shareholders by an additional 12%.

                 ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES


                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 U.S. dollars in thousands, except per share figures
                                     (Unaudited)


NOTE 2 -  SHARE CAPITAL (CONTINUED)

          Also during the second quarter of 1998, Accent reached agreement with several of its major creditors pursuant to which these creditors agreed to accept Ordinary Shares in the Company in payment for all or a portion of the amounts due them. The shares were issued at their then current market value of approximately $0.45 per share and resulted in the issuance of 588,000 Ordinary Shares. The Company continues to pursue similar debt-to-equity conversions with other large vendors and, subsequent to June 30, 1998, reached agreement with one such vendor under which the Company will issue approximately 400,000 additional Ordinary Shares.

          During the fourth quarter of 1997, Accent completed a financing arrangement in which it received approximately $5,255 in cash net of expenses. In return for the aggregate purchase price of $5,750, the Company issued the investors debentures in the amount of $4,000 and Series B Preferred Shares in the amount of $1,750. Conversion of both the debentures and the Series B Preferred Shares into a total of 12,496,160 Ordinary Shares was completed during the first quarter of 1998.

          In accordance with the terms of its Preferred Share Purchase Agreement with Lernout & Hauspie, Accent has agreed to retire its Israeli government-guaranteed loans. Retirement of these loans will permit a lien on the Company's assets, currently held by the government, to pass to Lernout & Hauspie. The Company, the government of Israel and various Israeli banking officials have reached an agreement that will effectively permit the conversion of these loans into equity. On August 4, 1998, the Company filed a Registration Statement on Form S-3 to register 5,000,000 Ordinary Shares, a majority of which will be used to retire the government-guaranteed loans. The remaining shares from the registration are designated for those creditors who have agreed to accept Ordinary Shares in payment for all or a portion of money due them as discussed earlier in this Note 2.

          Over the next several months, Accent will issue shares of stock to the Bank for Industrial Development in Israel, Ltd. which will cause the shares to be sold and the net proceeds will be applied against the outstanding debt. The Company will be responsible for various fees and expenses associated with the transaction and will issue additional Ordinary Shares to pay for these costs. In total, the Company anticipates that, at current market prices, approximately 4,400,000 Ordinary Shares will need to be sold to retire $1,615 in government-guaranteed loans and an estimated $120 in fees and expenses. This transaction would result in the dilution of existing shareholders by approximately 12%. If the market price of the Company's Ordinary Shares increases or decreases as the shares are being sold, there will be a corresponding increase or decrease in the number of shares required to be sold and in the dilution to existing shareholders.

NOTE 3 -  LIQUIDITY

                 ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES


                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 U.S. dollars in thousands, except per share figures
                                     (Unaudited)


          As of June 30, 1998 and December 31, 1997, the Company had accumulated deficits of $50,027 and $46,721, respectively, and recognizes that it may continue to incur losses through the third quarter of 1998 and possibly beyond. Furthermore, the Company has not generated sufficient cash to finance its operations and it has been dependent upon external sources to meet its liquidity requirements.

          Accent believes the proceeds from the Preferred Share Purchase Agreement with Lernout & Hauspie will satisfy its anticipated working capital requirements through the end of 1998. By that time the Company expects to have increased its revenue and be generating sufficient cash to meet its operational requirements without reliance on external sources of capital. There is, however, no assurance that the Company will be successful in achieving its operating objectives and will be able to avoid the need to raise additional external capital. Any failure to meet its operating objectives or to raise additional capital, if required, will have a material adverse impact on the Company and could force it to cease operations.

          At June 30, 1998, the Company had Israeli government-guaranteed loans outstanding in the amount of $2,730, including $1,982 due within one year. Accent paid down $1,115 of this amount on July 3, 1998.

          The Preferred Share Purchase Agreement with Lernout & Hauspie provides that the balance of the government-guaranteed loans is to be retired within ninety days of the date of the agreement. As mentioned in Note 2, above, the Company has reached agreement with the government of Israel and appropriate Israeli banking officials that will permit the Company to retire the balance of these loans through the issuance of additional equity. Retirement of the loans in this matter will allow the Company to avoid the cash outlays that would normally have been required to service and retire the debt and will also permit a lien on the Company's assets, currently held by the government, to pass to Lernout & Hauspie.


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

RECENT DEVELOPMENTS

     On June 9, 1998, Accent announced that Lernout & Hauspie Speech Products, N.V. ("L&H"), had made a $4,000 investment in the Company, acquiring an ownership position of almost 25% through the purchase of preferred shares. After fees and expenses, Accent realized approximately $3,750 from the transaction. Accent and L&H also announced that they had entered into various sales, marketing and distribution agreements which will allow Accent to benefit from L&H's extensive sales and marketing network. The investment by L&H, combined with various cost reduction initiatives implemented during the most recent quarter and anticipated increases in revenue, will help Accent satisfy its near-term working capital requirements. The sales, marketing and distribution agreements with Lernout & Hauspie are expected to have an important, positive impact on the Company's ability to generate revenue and on its future operating results.

     The cost reduction initiatives implemented during the second quarter of 1998 included a nearly 50% reduction in personnel and significant cost reductions in most areas of its operations. The reduction in sales and marketing personnel and related promotional expenses, combined with customer concerns about the Company's continuing viability, led to a predictable decline in revenue when compared to earlier periods. The restructuring also produced a significant decrease in the Company's operating expenses and, as a result, the Company was able to reduce its operating deficit from the previous quarter by approximately $400, a 20% improvement.

RISKS

     Accent cautions investors that the following significant factors, among others, in some cases have affected and in the future could affect the Company's financial and operating results and the return that may be achieved on investments in the Company.

     GOING CONCERN. Accent has accumulated deficits in excess of $50 million since its inception through June 30, 1998, and expects that it may continue to incur deficits through the third quarter of 1998 and possibly beyond. Accent also continues to generate operating cash flow deficits and its liquidity was essentially exhausted early in the second quarter of 1998. The Company has been successful in generating additional working capital and in reducing its operating cash flow requirements and believes it has adequate working capital to meet its near-term requirements. There can be no assurance, however, that the Company's working capital will be adequate to meet its operating requirements or that the Company will be successful in obtaining additional working capital, if required. Any failure on the part of the Company to meet its working capital requirements will have a material adverse impact and could force the Company to cease operations.

     REVENUE. Although the Company's products are experiencing a favorable reception in the marketplace, revenue has fallen short of management expectations, the Company believes, due primarily to significant concerns of potential customers as to Accent's ability to continue to support and expand its product offerings. Both contributing to and a result of the revenue shortfall, the Company's recent liquidity concerns led it to reduce the size of its sales and marketing staff and constrain its sales and marketing expenditures. Recent investments in Accent have permitted the Company to recruit additional sales and marketing personnel, to develop additional sales and marketing channels and to begin to more aggressively market its products. There can be no assurance that the Company's sales and marketing efforts will be successful in achieving management's expectations. If future revenue does not increase from its recent level, this will have a material adverse impact on the Company and may cause the Company to cease operations.

     LIQUIDITY/WORKING CAPITAL. Because Accent has consistently generated operating cash flow deficits, it has been dependent on external financing to meet its continuing cash requirements. The Company now believes, however, that the combination of recent investments in the Company, the revenue increases it is projecting and the cost reduction initiatives it recently implemented will be adequate to satisfy its liquidity and working capital requirements and to execute its business plan. There can be no assurance that the Company will be successful in achieving its operating objectives without raising additional working capital or that, if it is necessary to raise additional capital, that the Company will be successful in doing so. Any failure on the part of the Company to meet its cash flow requirements will have a material adverse impact on the Company and may cause the Company to cease operations.

     CONTINUED LISTING ON THE NASDAQ SMALLCAP MARKET. Accent's Ordinary Shares and Units are listed on the Nasdaq SmallCap Market and the Company must meet certain requirements in order to maintain this listing. The Company has been notified that it no longer meets the listing requirements in that its net tangible assets are below the threshold of $2,000. The Company has provided Nasdaq with details of its plan to increase its net tangible assets and has been granted an exception to the listing requirements while it executes this plan. The exception expires on August 4, 1998, by which time the Company must make a public filing with the SEC and Nasdaq. The filing must contain a June 30, 1998 balance sheet with pro forma adjustments for any significant transactions or events occurring on or before the filing date. The pro forma balance sheet must evidence a minimum $2,500 in net tangible assets. Accent believes that the filing of this Form 10-Q, including the pro forma financial statements in

Part II, satisfy the Nasdaq requirement and that its Ordinary Shares and Units will not be delisted from the SmallCap Market. There can be no assurance that Nasdaq will concur with the Company's position and allow the Company's shares to remain listed on the Nasdaq SmallCap Market. In the event that the Company's shares are delisted from the Nasdaq SmallCap Market, they could continue to trade on the Nasdaq "Bulletin Board."

     STRATEGIC ALTERNATIVES, INCLUDING DIVESTITURES AND POSSIBLE SALE OR JOINT VENTURE. The Company's Board of Directors has been pursuing a variety of alternatives to stabilize and, if possible, enhance the Company's financial position and continuing viability. The Board's efforts in this regard led directly to Lernout & Hauspie's recent $4,000 investment in the Company. In February 1998, the Company retained a mergers, acquisitions and strategic planning firm specializing in the software industry to seek a potential buyer for the Company's majority-owned subsidiary, AgentSoft. Divestiture of AgentSoft could provide working capital for the Company's continuing operations while at the same time eliminating the subsidiary's cash flow requirement and on-going operating losses. In the event the Company's efforts to divest AgentSoft are not successful, it may elect to discontinue the operation of this subsidiary.

RESULTS OF OPERATIONS

     The Company's operations produced an operating loss of $1,418 during the second quarter of 1998 on revenue of $490 compared with an operating loss of $2,671 on revenue of $722 during the second quarter of 1997. For the first six months of 1998, Accent's operating loss was $3,215 on revenue of $1,195 compared to an operating loss of $4,716 on revenue of $1,449 during the comparable period of 1997.

     NET SALES. During the past eighteen months, management has shifted Accent's product mix and customer orientation away from the retail market toward original equipment manufacturers (OEMs) and business-to-business transactions. The Company has also recognized increased revenue from its translation services. Customer interest in Accent's newest product, Loc@le, has been positive and WordPoint, Accent's "point and click" translation tool, continues to sell well, particularly in the Middle East.

     The liquidity challenges the Company experienced in the early months of 1998 forced it to implement large personnel reductions and to curtail most discretionary spending, including personnel and spending in the sales and marketing area. The Company was also challenged with significant concerns on the part of potential customers as to the Company's ability to remain a going concern and to continue to support and expand its product offerings.

     The reductions in its sales force and marketing expenditures coupled with customer concerns about the Company's viability led to a 30% decline in net sales when compared to the second quarter of 1997. Revenue during the first six months of 1998 was $1,195, an 18% decline from the $1,449 in revenue recorded during the first six months of 1997.

     COST OF SALES. Manufacturing, production, warehousing and shipping expenses have all been reduced from the year earlier periods consistent with the Company's shift away from the retail market and toward the OEM and business-to-business market where manufacturing and support costs are significantly lower. The Company's increased emphasis on translation services, on the other hand, has a relatively higher cost of sales than its other product offerings and tends to reduce the Company's gross margin.

     Cost of sales during the second quarter of 1998 declined by almost 75% to $170 compared to $632 during the second quarter of 1997. For the first six months of 1998, cost of sales totaled $375, almost 70% lower than the $1,207 reported during the same period of 1997.

     Cost of sales during the second quarter and first six months of 1997 included $111 and $222, respectively, of capitalized software amortized during those periods. The comparable periods of 1998 include no such costs. The Company has accelerated its product development cycle and is currently expensing its software development costs as part of its product development costs. The year earlier periods also include substantial costs associated with various royalty agreements that the Company had entered into in anticipation of achieving substantially greater retail sales.

     PRODUCT DEVELOPMENT COSTS. Product development costs during the second quarter of 1998 were $718 compared to $1,321 during the second quarter of 1997. For the six month period ended June 30, 1998, total product development costs were $1,843 compared to $2,439 during the first six months of 1997. Costs within product development consist almost entirely of salaries, benefits and other personnel-related expenses. Staffing within the product development departments had remained relatively constant through the first quarter of 1998 as the Company focused its development efforts on new products for the Language Information Technology segment of the market. As specific development efforts were completed, staffing levels in the various product development departments were reduced from 38 people to 20.

     Product development costs also include costs incurred by the Company's majority-owned subsidiary, AgentSoft. Staffing within AgentSoft has declined from an average of 20 engineers during 1997 to eleven engineers at June 30, 1998, with a roughly proportional decline in costs. As mentioned above, Accent has engaged the services of a mergers and acquisitions specialist and is actively seeking a buyer for AgentSoft.

     MARKETING EXPENSES. The Company's marketing expenses were $331 in the three months ended June 30, 1998; a reduction of over 50% from $753 during the three months ended June 30, 1997. Sales and marketing costs during the first six months of 1998 were down approximately 40% to $789 compared to $1,320 during the first half of 1997.

     Full time staffing in the sales and marketing areas was reduced from nine to four during the most recent quarter, although several former employees have entered into distribution or representative agreements with the Company. The Company's shift away from the retail market allows it to function with fewer sales and marketing personnel and has also led to significant reductions in non-personnel expenses such as participation in trade shows, advertising and public relations costs. The Company is also placing increased reliance on the use of commissioned sales reps.

     Accent's recently announced sales, marketing and distribution agreements with Lernout & Hauspie will allow Accent to benefit from L&H's extensive sales and marketing capability and should provide a highly cost effective enhancement to the Company's sales and marketing efforts.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the most recent quarter were $689 compared to $687 during the same quarter of 1997. G&A costs during the first six months of 1998 totaled $1,403 compared to $1,199 during the first six months of 1997.

     Staffing within the various G&A functions has been steadily reduced over the past eighteen months to a level of eight employees as of June 30, 1998 from 19 a year earlier. As staffing has been reduced, certain G&A activities have been out-sourced. The increase from the year earlier quarter is primarily attributable to consulting and public relations efforts that the Company has authorized and which were paid for through the issuance of equity in the Company.

     OTHER INCOME (EXPENSE). The Company incurred $46 in other expenses during the three months ended June 30, 1998, compared to $54 during the three months ended June 30, 1997. For the most recent six month period, the Company's other expenses totaled $91 compared to $36 during the year earlier period. Other expense consists of interest and indexation expenses related to the Company's long-term debt and income and expense arising from foreign exchange rate fluctuations.

     NET LOSS. The Company's net loss during the second quarter of 1998 was reduced significantly from the year earlier second quarter as the large restructuring and cost reduction initiatives implemented during the quarter more than offset the decline in revenue. For the quarter ended June 30, 1998, the net loss was $1,464 compared to $2,725 during the same quarter of 1997. For the first six months of 1998, the net loss was $3,306 compared to $4,716 during the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     For the six month period ended June 30, 1998, the Company's operating activities used cash of $3,068 compared to $6,865 used during the comparable period of 1997. Approximately half the cash used during the first half of 1997 was used to reduce the Company's accounts payable and accrued expenses.

     As discussed earlier, the Company has historically been dependent on external sources of capital to fund its operating activities. Accent believes the recent investment by Lernout & Hauspie, combined with anticipated revenue growth (in part due to the licensing and distribution agreements with Lernout & Hauspie) and the recently completed restructuring will provide sufficient liquidity to finance the Company's operating activities and meet its business objectives through the end of 1998. Beyond 1998, the Company believes it will generate sufficient cash from its operating activities to meet its internal requirements and will no longer be dependent on external sources of capital. The Company's projections regarding its future liquidity and working capital requirements assume it will be successful in significantly increasing its revenue stream. There can, however, be no assurance that the Company will be able to meet its revenue projections and other operating objectives and, therefore, may require additional external capital. Any failure on the part of the Company to raise additional capital when and if needed will have a material adverse impact on the Company and could force it to cease operations.

     The Company reduced its investing activities, which consist primarily of purchases of hardware and software for the product development organization, to $25 in the first six months of 1998, compared to $96 in the comparable period of 1997. The higher level of spending during the earlier period was partially attributable to the opening of a new office in the U.S.

     Financing activities generated cash of $3,953 during the most recent six months and used cash of $526 during the year earlier period.

     During the most recent quarter, Accent executed a Preferred Share Purchase Agreement ("Agreement") with Lernout & Hauspie pursuant to which the Company issued 4,000 Series C Preferred shares in exchange for $4,000. Fees and expenses related to the transaction totaled approximately $250 resulting in net proceeds to the Company of $3,750. Also pursuant to the Agreement, Accent agreed to issue warrants which allow the investor to purchase 4,444,444 Ordinary Shares of the Company at an exercise price of $0.55 per share. The warrants are exercisable for five years.

     The Series C Preferred Shares issued to Lernout & Hauspie are convertible at any time into Ordinary Shares of Accent. The conversion price is $0.45 per share which represents a 10% premium over the average closing price of the Company's Ordinary Shares during the ten trading days preceding execution of the agreement. Conversion of all 4,000 Series C Preferred Shares would result in the issuance of 8,888,889 Ordinary Shares and would dilute existing shareholders by approximately 32%.

     The terms of its Preferred Share Purchase Agreement with Lernout & Hauspie also require the Company to retire its Israeli government-guaranteed loans. The outstanding balance on these loans at June 30, 1998, was $2,730. As security for granting these loans to the Company, the government of Israel retains a lien on all of the Company's assets. Once the loans are retired, the lien will be transferred to Lernout & Hauspie.

     On July 3, 1998, the Company paid down $1,115 of the outstanding loan balance, leaving a balance of $1,615. Accent, the government of Israel and various Israeli banking officials have reached an agreement that will permit the Company to convert this balance into equity. On August 4, 1998, the Company filed a Registration Statement on Form S-3 to register 5,000,000 Ordinary Shares, the majority of which will be used to retire the government-guaranteed loans. The balance of the shares in the registration have been designated for certain large creditors in payment for all or a portion of money due them.

     Over the next several months, Accent will issue shares of stock to the Bank for Industrial Development in Israel, Ltd. which will cause the shares to be sold and the net proceeds will be applied against the outstanding debt. The Company will be responsible for various fees and expenses associated with the transaction and will issue additional Ordinary Shares to pay for these costs. In total, the Company anticipates that approximately 4,400,000 Ordinary Shares will need to be sold at current market prices to retire $1,615 in government-guaranteed loans and approximately $120 in fees and expenses. This would result in the dilution of existing shareholders by approximately 12%. If the market price of the Company's Ordinary Shares increases or decreases as the shares are being sold, there will be a corresponding increase or decrease in the number of shares required to be sold and in the dilution to existing shareholders.

     During the second quarter of 1998, Accent reached agreement with certain of its major creditors pursuant to which these creditors agreed to accept Ordinary Shares in the Company in payment for all or a portion of the amounts due them. A total of 588,000 shares were issued at market value which approximated $0.45 per share. The Company continues to pursue similar debt-to-equity conversions with other large vendors and, subsequent to June 30, 1998, reached agreement with one such vendor under which the Company will issue approximately 400,000 additional Ordinary Shares.

     During the fourth quarter of 1997, Accent completed a financing arrangement in which it received approximately $5,255 in cash net of expenses. In return for the aggregate purchase price of $5,750, the Company issued the investors debentures in the amount of $4,000 and Series B Preferred Shares in the amount of $1,750. Conversion of both the debentures and the Series B Preferred Shares into a total of 12,496,160 Ordinary Shares was completed during the first quarter of 1998.

     Financing activities during the first six months of 1997 consisted primarily of repayments on the Company's long-term loans.

     Accent's sales are made on credit terms that vary significantly depending on the nature of the sale and size of the customer. In addition, the Company does not hold collateral to secure payment from its customers. Therefore, defaults on payment by several of the Company's customers have adversely affected, and in the future could adversely affect, the Company's business, results of operations and financial condition.

     The Company believes it has established sufficient reserves to accurately reflect the likelihood of product returns or credits and uncollectable receivables. There can be no assurance, however, that actual returns or uncollected accounts receivable beyond the reserves established would not have a material adverse effect on the Company's business, results of operations and financial condition.


PART II -      OTHER INFORMATION

ITEM 5.        OTHER EVENTS

     Accent's Ordinary Shares and Units are listed on the Nasdaq SmallCap Market and the Company must meet certain requirements in order to maintain this listing. The Company has been notified that it no longer meets the listing requirements in that its net tangible assets are below the threshold of $2,000. The Company has provided Nasdaq with details of its plan to increase its net tangible assets and has been granted an exception to the listing requirements while it executes this plan.

     The exception expires on August 4, 1998, by which time the Company must make a public filing with the SEC and Nasdaq. The filing must contain a June 30, 1998 balance sheet, with pro forma adjustments for any significant transactions or events occurring on or before the filing date. The balance sheet must evidence a minimum $2,500 in net tangible assets. The pro forma balance sheet, related statement of operations and appropriate notes to the pro forma statements are provided on the following pages.

     Accent is of the opinion that the filing of this Form 10-Q, including the following pro forma balance sheet and statement of operations, satisfies the Nasdaq requirement because it demonstrates net tangible assets of $3,550 which is in excess of the minimum requirement of $2,500 set by the exchange. The Company, therefore, believes that its Ordinary Shares and Units will not be delisted from the SmallCap Market. There can be no assurance that Nasdaq will concur with the Company's position and allow the Company's shares to remain listed on the Nasdaq SmallCap Market. In the event that the Company's shares are delisted from the Nasdaq SmallCap Market, they could continue to trade on the Nasdaq "Bulletin Board."

                 ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                         CONSOLIDATED CONDENSED BALANCE SHEET
                              WITH PRO FORMA ADJUSTMENTS
                         U.S. dollars and shares in thousands

                                                                         As of June 30, 1998
                                                  -------------------------------------------------------------
                                                                    Debt Retirement       Payable
                                                               -----------------------
                                                  As Reported     Step 1       Step 2    Conversion  Pro Forma
                                                  -----------  -----------  ----------  ----------- -----------
                                                  (Unaudited)    Note (1)     Note (2)    Note (3)    Note (4)
                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $   3,361      (1,115)         -           (25)   $   2,221
  Other current assets                                 1,485                                             1,485
                                                  -----------  -----------  ----------  ----------- -----------
    Total current assets                               4,846      (1,115)         -           (25)       3,706
LONG-TERM ASSETS                                       1,728                                             1,728
                                                  -----------  -----------  ----------  ----------- -----------

TOTAL ASSETS                                       $   6,574      (1,115)         -           (25)   $   5,434
                                                  -----------  -----------  ----------  ----------- -----------
                                                  -----------  -----------  ----------  ----------- -----------

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt             $   1,982      (1,115)        (867)               $     -
  Accounts payable and accruals                        2,071         (33)         (57)       (200)       1,781
                                                  -----------  -----------  ----------  ----------- -----------
    TOTAL CURRENT LIABILITIES                          4,053      (1,148)        (924)       (200)       1,781
                                                  -----------  -----------  ----------  ----------- -----------
LONG-TERM BANK LOANS                                     748                     (748)                     -
ACCRUED SEVERANCE LIABILITY                              103                                               103
                                                  -----------  -----------  ----------  ----------- -----------
    TOTAL LIABILITIES                                  4,904      (1,148)      (1,672)       (200)       1,884
                                                  -----------  -----------  ----------  ----------- -----------

SHAREHOLDERS' EQUITY
  Preferred Shares                                       -                                                 -
  Ordinary Shares                                         44                       11           1           56
  Share premium                                       51,653                    1,604         174       53,431
  Accumulated deficit                                (50,027)         33           57                  (49,937)
                                                  -----------  -----------  ----------  ----------- -----------
    Total shareholders' equity                         1,670          33        1,672         175        3,550
                                                  -----------  -----------  ----------  ----------- -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $   6,574      (1,115)         -           (25)   $   5,434
                                                  -----------  -----------  ----------  ----------- -----------
                                                  -----------  -----------  ----------  ----------- -----------

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                         WITH PRO FORMA ADJUSTMENTS
                    U.S. dollars and shares in thousands

                                                              For the Six Months Ended June 30, 1998
                                                  -------------------------------------------------------------
                                                                   Debt Retirement
                                                               -----------------------    Payable
                                                  As Reported     Step 1      Step 2     Conversion  Pro Forma
                                                  -----------  -----------  ----------  ----------- -----------

Operating loss                                     $  (3,215)        -            -           -      $  (3,215)
Other Income (Expense)                                   (91)         33           57         -             (1)
                                                  -----------  -----------  ----------  ----------- -----------
Net loss                                           $  (3,306)         33           57         -      $  (3,216)
                                                  -----------  -----------  ----------  ----------- -----------
                                                  -----------  -----------  ----------  ----------- -----------

Net loss per share                                 $   (0.14)   $   0.00     $   0.02    $   0.00    $   (0.11)
                                                  -----------  -----------  ----------  ----------- -----------
                                                  -----------  -----------  ----------  ----------- -----------
Weighted average number
  of shares outstanding                               24,127         -          4,400         400       28,927
                                                  -----------  -----------  ----------  ----------- -----------
                                                  -----------  -----------  ----------  ----------- -----------

                 ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

               NOTES TO THE CONSOLIDATED BALANCE SHEET AND STATEMENT OF
                        OPERATIONS WITH PRO FORMA ADJUSTMENTS
                 U.S. dollars in thousands, except per share figures
                                     (Unaudited)

NOTE 1 -    LOAN RETIREMENT, STEP 1

            Consistent with the Preferred Share Purchase Agreement between Accent and Lernout & Hauspie, on July 3, 1998, the Company made a payment of $1,115 against the outstanding balance on its long-term debt. The effect of the payment was to decrease both the Company's cash balance and the loan balance by the amount of the payment. The payment did not impact the Company's equity, net tangible assets, or operating results other than to the extent future interest costs on the balance paid down will be avoided. The pro forma adjustment to the Statement of Operations reflects the interest expense incurred during the first six months of 1998 which would not have been incurred had this portion of the loan not been in existence. The transaction had a negligible impact on the reported net loss per share.

NOTE 2 -    LOAN RETIREMENT, STEP 2

            Following the July 3, 1998, payment discussed in Note 1, above, the balance of the Company's long-term bank loans was approximately $1,615. Accent, the government of Israel and appropriate Israeli banking officials have reached an agreement to permit the Company to convert this balance into equity. On August 4, 1998, the Company filed a Registration Statement on Form S-3 to register 5,000,000 Ordinary Shares, the majority of which will be used to retire the loans.

            Over the next several months, Accent will issue shares of stock to the Bank for Industrial Development in Israel, Ltd. which will cause the shares to be sold and the net proceeds will be applied against the outstanding debt. The Company will be responsible for various fees and expenses associated with the transaction and will issue additional Ordinary Shares to pay for these costs. In total, the Company anticipates that approximately 4,400,000 Ordinary Shares will need to be sold at current market prices to retire $1,615 in government-guaranteed loans and approximately $120 in fees and expenses. This would result in the dilution of existing shareholders by approximately 12%. If the market price of the Company's Ordinary Shares increases or decreases as the shares are being sold, there will be a corresponding increase or decrease in the number of shares required to be sold and in the dilution to existing shareholders.

            Accounting for the transaction will result in a decrease of $1,615 in the outstanding loan balance ($867 of current maturities and $748 of longer-term maturities) and an increase of the same amount in shareholders' equity (Ordinary Shares for the par value of the shares being issued and share premium for the difference between par value and market value). The Company anticipates issuing approximately $120 worth of additional shares to cover costs associated with the transaction. The increase in shareholders' equity from these additional shares is negated by the additional expenses and there is no net effect on the Company's equity. The pro forma adjustments to the Statement of Operations represent the interest expense which would have been avoided had the loans been retired by December 31 1997. The reduction in the Company's reported net loss per share of $0.02 reflects the 4,400,000 additional shares that the Company expects to issue as it retires the loans.

                 ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

               NOTES TO THE CONSOLIDATED BALANCE SHEET AND STATEMENT OF
                        OPERATIONS WITH PRO FORMA ADJUSTMENTS
                 U.S. dollars in thousands, except per share figures
                                     (Unaudited)


Note 3 -    PAYABLE CONVERSION

            The company has been negotiating with several of its major creditors, in addition to the Israeli government and banks, to restructure its larger liabilities. Accent has attempted to restructure these liabilities through one or a combination of the following: forgiveness of all or a portion of the liability, long-term payment plans, the use of trade credits and the conversion of all or a portion of the liability into equity. Several such restructurings were completed during the second quarter and are reflected in the Company's financial statements for the six months ended June 30, 1998.

            Accent completed a restructuring arrangement with an additional creditor during July and the results are reflected in the "Payable Conversion" column of the Pro Forma Balance Sheet and Statement of Operations. Specifically, the creditor agreed to accept a cash payment of $25 and Ordinary Shares with a market value of $175. The transaction is reported as a decrease in the Company's cash and accounts payable balances and an increase in its Ordinary Shares and Share Premium accounts. The impact on the reported net loss per share is negligible.

NOTE 4 -    PRO FORMA

            The right-hand column in the pro forma Balance Sheet and Statement of Operations presents the combined impact of the loan and payable conversions on the Company's June 30, 1998 financial statements.

            The net effect of the loan and payable conversions on the Company's balance sheet is to increase the Company's equity by $1,880 to a total of $3,550. Because the Company has no intangible assets, its net tangible assets are equal to its equity.

            The net effect of the loan and payable conversions on the Company's statement of operations is to reflect the fees and expenses associated with the conversion of the loan into equity and to remove the interest expense that was recorded during the first six months of 1998. The Company's net loss for the first six months of 1998 reflects a growth of $80 for these transactions. The combination of the lower net loss and the additional shares outstanding result in a $0.02 reduction in the reported net loss per share.

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

     4.5        -   Form of IMR Warrant dated as of November 22, 1996 between
                    the Company and IMR Fund, L.P. (filed as Exhibit 4.5 to the
                    Company's Registration Statement No. 333-7637).*

     4.6        -   Form of Redeemable Warrant Agreement dated as of November
                    22, 1996 between the Company, Sands Brothers & Co., Ltd., as representative of the several underwriters, and American
                    Stock Transfer & Trust Company (filed as      Exhibit 4.6 to
                    the Company's Registration Statement No. 333-7637).*

     4.7        -   Form of Redeemable Warrant Certificate (filed as Exhibit 4.6 to the Company's Registration Statement No. 333-7637).*

     4.8        -   Form of Unit Certificate (filed as Exhibit 4.6 to the
                    Company's Registration Statement No. 333-7637).*

----------
* Incorporated by reference.

     4.9        -   Securities Purchase Agreement dated August 5, 1997, between
                    CC Investments LDC and Accent Software International Ltd., which includes the Convertible Debenture, two Warrant
                    Agreements and the Registration Rights Agreement as exhibits thereto. (filed as Exhibit 4.1 to the Company's Registration
                    Statement filed on August 27, 1997, Reg. No. 333-34455).*

     4.10       -   Warrant Agreement with The Shemano Group, Inc. (filed as
                    Exhibit 4.6 to the Company's Registration Statement filed on
                    October 16, 1997, Reg. No. 333-380043).*

     4.11       -   Warrant Agreement with Equity Management Partners LLP (filed as Exhibit 4.7 to the Company's Registration Statement filed on October 16, 1997, Reg. No. 333-38043).*

     4.12       -   Warrant Agreement with Brad Gillingham (filed as Exhibit 4.8 to the Company's Registration Statement filed on October 16,
                    1997, Reg. No. 333-38043).*

     4.13       -   Form of Warrant Agreement covering warrant agreements with
                    Robert J. Laikin, Michael  Mosher and Manufacturers
                    Indemnity and Insurance Company of America (filed as Exhibit
                    4.9 to the Company's Registration Statement filed on October
                    16, 1997, Reg. No. 333-38043).*

     4.14       -   Form of Securities Purchase Agreement dated November 6,
                    1997, between Accent Software International Ltd., and CC
                    Investments LDC, Nelson Partners, Olympus Securities, Ltd.,
                    Marshall Companies, Profinsa Investments, which includes the
                    Convertible Debenture, the Warrant Agreement, Registration
                    Rights Agreement and Certificate of Designation as exhibits thereto. (filed as Exhibit 4.1 to the Company's Registration
                    Statement filed on November 6, 1997, Reg. No. 333-39697).*

     4.15       -   Warrant Agreement with The Shemano Group, Inc. (filed as
                    Exhibit 4.1 to the Company's Form S-3 filed on November 6,
                    1997, Reg. No. 333-39697).*

     10.1       -   Stock Purchase Agreement between IMR Investments V.O.F. and
                    Kivun Computers Company (1988), Ltd., Robert Rosenschein,
                    Jeffrey Rosenschein, Accent Software Partners, Pal-Ron
                    Marketing, Ltd., and KZ Overseas Holding Corp., dated as of
                    May 11, 1994, as amended July 20, 1995 (filed as Exhibit
                    10.1 to the Company's Form 10-K on April 1, 1996).*

     10.2       -   Shareholders' Agreement by and among Kivun Computers Company
                    (1988) Ltd., Robert Rosenschein, Dr. Jeffrey Rosenschein,
                    Pal-Ron Marketing, Ltd., Accent Software Partners, KZ
                    Overseas Holding Corp. and IMR Investments V.O.F., dated
                    May 11, 1994, as amended July 20, 1995 (filed as Exhibit
                    10.2 to the Company's Form 10-K on April 1, 1996).*

     10.3(a)    -   Option Agreement dated March 23, 1993 between the Company
                    and Robert S. Rosenschein (filed as Exhibit 10.3(a) to the
                    Company's Registration Statement No. 33-92754).*

----------
* Incorporated by reference.

     10.3(b)    -   Schedule of other option agreements substantially identical in all material respects to the option agreement filed as
                    Exhibit 10.3(a) (filed as Exhibit 10.3(b) to the Company's
                    Registration Statement No. 33-92754).*

     10.4(a)    -   Warrant Acquisition Agreement dated January 1, 1995 between the Registrant and Robert S. Rosenschein (filed as Exhibit
                    10.4(a) to the Company's Registration Statement No.
                    33-92754).*

     10.4(b)    -   Schedule of other warrant acquisition agreements
                    substantially identical in all material respects to the warrant agreement (filed as Exhibit 10.4(b) to the Company's
                    Registration Statement No. 33-92754).*

     10.5       -   Form of Registration Rights Agreements dated as of May 22,
                    1995 between the Company and each of the Holders (filed as Exhibit 10.5 to the Company's Registration Statement No.
                    33-92754).*

     10.6(a)    -   Employee Share Option Plan (1995) (filed as Exhibit 10.7(a)
                    to the Company's Registration Statement No. 33-92754).*

     10.6(b)    -   Amended and Restated Employee Share Option Plan (1995)
                    (filed as Exhibit 4.2 to the Company's Registration
                    Statement No. 333-04285).*

     10.6(c)    -   Non-Employee Director Share Option Plan (1995) (filed as
                    Exhibit 10.7(b) to the Company's Registration Statement No.
                    33-92754).*

     10.6(d)    -   Amended and Restated Non-Employee Share Option Plan (1995)
                    (filed as Exhibit 4.2 to the Company's Registration
                    Statement No. 333-07965).*

     10.6(e)    -   Amended and Restated Non-Employee Share Option Plan (1995)
                    (filed as Exhibit 10-6(e) to the Company's Form 10-K on
                    March 31, 1998).*

     10.6(f)    -   CEO Share Option Plan (1997) (filed as Exhibit 10.6(f) to
                    the Company's Form 10-K on March 31, 1998).*

     10.6(g)    -   Non-Employee Share Option Plan (1998) (filed as Exhibit B to the Company's Form 14-A on April 29, 1998)*

     10.7(a)    -   Employment Agreement between the Company and Robert S.
                    Rosenschein, dated July 26, 1995 (filed as Exhibit 10-7(a) to the Company's Form 10-K on April 1, 1996).*

     10.7(b)    -   Employment Agreement between the Company and Todd A. Oseth, dated February 3, 1997 (filed as exhibit 10.7(b) to the Company's Form 10-K on March 31, 1998).*

     10.7(c)    -   Employment Agreement between the Company and Herbert
                    Zlotogorski, dated July 26, 1995 (filed as Exhibit 10-7(c) to the Company's Form 10-K on April 1, 1996).*

----------
* Incorporated by reference.

     10.7(d)    -   Employment Agreement between the Company and Jeffrey
                    Rosenschein, dated July 26, 1995 (filed as Exhibit 10-7(d) to the Company's Form 10-K on April 1, 1996).*

     10.8       -   Consulting Agreement, dated August 4, 1997, between the
                    Company and Investor Resource Services, Inc. (filed as
                    Exhibit 4.1 to the Company's Registration Statement filed on
                    October 16,1 997, Reg. No. 333-38043).*

     10.9       -   Amendment to the Consulting Agreement, dated January 30,
                    1998, between Company and Investor Resource Services, Inc.
                    (filed as Exhibit 10-9 to the Company's Form 10-K on March
                    31, 1998).*

     10.10      -   Shareholders Agreement by and between Accent Software
                    International Limited and Gilad Zlotkin, dated February 21,
                    1996 (filed as Exhibit 10.10 to the Company's Form 10-K on
                    April 1, 1996).*

     10.11      -   Debenture between the Company and Bank Leumi (filed as
                    Exhibit 10.11 to the Company's Registration Statement No.
                    333-7637).*

     10.12      -   Agreement between the Company and The Bank for Industrial
                    Development (filed as Exhibit 4-1 to the Company's Form S-3 on August 4, 1998)*

     21         -   Subsidiaries of Registrant (filed as Exhibit 21 to the
                    Company's Form 10-K filed on April 2, 1996).*

     27         -   Financial Data Schedule.

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on June 9, 1998, to provide information on the Preferred Share Purchase Agreement with Lernout & Hauspie Speech Products, N.V., which was executed earlier in June.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ACCENT SOFTWARE INTERNATIONAL LTD.
                                            (REGISTRANT)


Date:  August 4, 1998         by:   /S/  Robert J. Behr
       --------------               -------------------
                                    Robert J. Behr
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

----------
* Incorporated by reference.