Form 10-Q
period 1998-09-30
ACCENT SOFTWARE INTERNATIONAL LTD
filed 1998-11-13
CIK 945321

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549
                                --------------------

                                     FORM 10-Q

                                --------------------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 1998.

                                         or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to __________.


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

                                        N/A
      ---------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                    Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  /X/   No  / /

On November 9, 1998, the registrant had outstanding 28,770,004 Ordinary Shares (including 1,800,000 Ordinary Shares included in the registrant's outstanding Units).

                ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                        U.S. dollars and shares in thousands


                                                      SEPTEMBER 30,     DECEMBER 31,
                                                          1998             1997
                                                      -------------     ------------
                                                       (Unaudited)       (Audited)

                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $    480          $  2,499
  Trade receivables, net of allowance of
    $50 in 1998 and $63 in 1997                              966               755
  Other receivables                                          134               117
  Prepaid expenses                                            47               906
  Inventories                                                 39                85
                                                        --------          --------
      Total current assets                                 1,666             4,362
EQUIPMENT
  Cost                                                     2,414             2,630
  Less-Accumulated depreciation                            2,009             1,220
                                                        --------          --------
      Equipment, net                                         405             1,410
OTHER LONG TERM ASSETS                                       422               666
                                                        --------          --------
      Total assets                                      $  2,493          $  6,438
                                                        --------          --------
                                                        --------          --------

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                  $  1,433          $  1,886
  Accounts payable and accrued expenses                      917             2,367
                                                        --------          --------
      Total current liabilities                            2,350             4,253
LONG-TERM BANK LOANS                                         --                844
ACCRUED SEVERANCE LIABILITY                                  103               318
                                                        --------          --------
      Total liabilities                                    2,453             5,415
                                                        --------          --------

SHAREHOLDERS' EQUITY
  Preferred Shares, par value NIS 0.01, authorized
    10,000 shares, issued and outstanding 4 at
    September 30, 1998 and December 31, 1997                 --                --
  Ordinary Shares, par value NIS 0.01, authorized
    65,000 shares, issued and outstanding 28,429 at
    Sep. 30, 1998 and 17,410 at Dec. 31, 1997                 73                43
  Share premium                                           51,825            47,701
  Accumulated deficit                                    (51,858)          (46,721)
                                                        --------          --------
      Total shareholders' equity                              40             1,023
                                                        --------          --------
      Total liabilities and shareholders' equity        $  2,493          $  6,438
                                                        --------          --------
                                                        --------          --------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                BALANCE SHEETS.

                ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
          U.S. dollars and shares in thousands (except per share figures)
                                    (Unaudited)


                                                    THREE MONTHS           NINE MONTHS
                                                 ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                  1998        1997         1998       1997
                                               ---------    --------    --------    --------

NET SALES                                      $    514     $ 1,104     $ 1,709     $ 2,553

OPERATING COSTS AND EXPENSES
  Cost of sales                                     326         878         701       2,085
  Product development costs                         498       1,136       2,341       3,575
  Marketing expenses                                351         580       1,140       1,900
  General and administrative expenses               541         718       1,944       1,917
  Restructuring charge                              568         --          568         --
                                               ---------    --------    --------    --------
  Total operating costs and expenses              2,284       3,312       6,694       9,477
                                               ---------    --------    --------    --------

OPERATING LOSS                                   (1,770)     (2,208)     (4,985)     (6,924)
  Other expenses, net                                61         726         152         761
                                               ---------    --------    --------    --------

NET LOSS                                       $ (1,831)    $(2,934)    $(5,137)    $(7,685)
                                               ---------    --------    --------    --------
                                               ---------    --------    --------    --------

NET LOSS PER SHARE                             $  (0.07)    $ (0.25)    $ (0.20)    $ (0.65)
                                               ---------    --------    --------    --------
                                               ---------    --------    --------    --------

Weighted average number of shares
  outstanding                                    28,155      11,876      25,359      11,754
                                               ---------    --------    --------    --------
                                               ---------    --------    --------    --------


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

               ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             U.S. dollars in thousands
                                    (Unaudited)


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                      1998                 1997
                                                                   ----------           ----------
OPERATING ACTIVITIES
Net loss                                                             $(5,137)            $(7,685)
Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation and amortization                                        789                 698
    Accretion of debt for attached warrants                              --                   24
    Accretion of debt for guaranteed return                              --                  667
    Amortization of deferred debt issuance costs                         --                   40
    Shares issued in payment of interest                                 --                   20
    Change in allowance for doubtful accounts                            (13)               (554)
    Change in realizable value of other long term assets                 244                 --
    Changes in assets and liabilities
      (Increase) decrease in trade receivables                          (198)                435
      (Increase) decrease in other receivables                           (17)                (57)
      (Increase) decrease in prepaid expenses                            798                 478
      (Increase) decrease in inventories                                  46                 271
      Increase (decrease) in accounts payable & accruals              (1,008)             (3,666)
      Increase (decrease) in severance liability                        (215)                 (9)
                                                                   ----------           ----------
    Net cash (used in) operating activities                           (4,711)             (9,338)
                                                                   ----------           ----------

INVESTING ACTIVITIES
Disposition (acquisition) of fixed assets                                216                (144)
                                                                   ----------           ----------
    Net cash provided by (used in) investing activities                  216                (144)
                                                                   ----------           ----------

FINANCING ACTIVITIES
Repayment of government-guaranteed loans                              (1,297)             (1,074)
Net proceeds received on issuance of preferred shares                  3,750                 --
Net proceeds received on issuance of debentures and warrants             --                1,850
Net proceeds received on exercise of warrants and options                 23                  59
                                                                   ----------           ----------
    Net cash provided by financing activities                          2,476                 835
                                                                   ----------           ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (2,019)             (8,647)
Cash and cash equivalents, beginning of period                         2,499               8,723
                                                                   ----------           ----------
Cash and cash equivalents, end of period                             $   480             $    76
                                                                   ----------           ----------
                                                                   ----------           ----------

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Ordinary shares issued in satisfaction of accounts payable           $   422             $   --
                                                                   ----------           ----------
                                                                   ----------           ----------
Cancellation of ordinary shares issued in payment for services       $   (61)            $   --
                                                                   ----------           ----------
                                                                   ----------           ----------


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                 ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                U.S. dollars in thousands, except per share figures
                                    (Unaudited)


 NOTE 1 -     BASIS OF PRESENTATION

              The accompanying unaudited condensed consolidated financial statements of Accent Software International Ltd., and its subsidiaries ("Accent" or "the Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information. The significant accounting policies, certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. In the opinion of management, all adjustments (consisting of adjustments of a normal, recurring nature) necessary for a fair presentation of these financial statements have been reflected in the interim periods presented. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Although the Company believes that the disclosures presented herein are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and footnotes included in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE 2 -      GOING CONCERN

              The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The report of the Company's Independent Auditors (included in the Company's 1997 Annual Report on Form 10-K), however, raises doubt about the Company's ability to continue as a going concern. Management acknowledges that the Company's history of operating losses and operating cash flow deficits raises legitimate concern about the Company's longer term prospects.

              To enhance the Company's longer term prospects, management will continue to focus on increasing revenue, reducing expenses and obtaining additional external financing.

              To increase revenue, the Company has developed new products to serve the language information industry, has entered into alliances with other companies in the industry aimed at broadening the Company's market reach, has expanded its translation services business and has explored new market niches such as the "quick print" industry as potential sources of customers for its products and translation services.

              To reduce expenses, the Company has reduced its staffing level (which is its largest element of expense) from approximately 170 employees at its peak in 1996 to the 35 at September 30, 1998. Additional reductions implemented during the fourth quarter of 1998 are expected to further reduce the number of employees to less than 20 by the end of 1998. (A restructuring charge, reflecting the financial impact of the most

                 ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                U.S. dollars in thousands, except per share figures
                                    (Unaudited)


NOTE 2 -      GOING CONCERN (CONTINUED)

              recent actions, is reflected in these financial statements. See
              Note 6.) Related expenses such as rent, telephone, travel and training costs have been reduced proportionately. The shift away from the retail market has led to reductions in production and inventory carrying costs. Product development costs have been reduced by narrowing the number of new products under development and focusing on those opportunities that provide the greatest near-term revenue potential. The Company has reduced discretionary spending on advertising and marketing as well as the amount it spends on exhibitions and trade shows and has closed its sales offices in London, England, and Newport Beach, California. Accent will also close its product development facility in Jerusalem prior to the end of 1998. The Company plans to eventually reestablish a product development capability in the United States although there can be no assurance when or if it will be successful in doing so. The recently concluded sale of the assets of the Company's subsidiary, AgentSoft, also reduces costs with no decrease in total revenue.

              To obtain additional external financing, during both the third and fourth quarters of 1997 and again during the second quarter of 1998, the Company sold convertible debentures and convertible preferred stock. The Company continues to explore sources of additional financing to satisfy its continuing operational requirements.

              The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the company be unable to continue as a going concern.


 NOTE 3 -     LIQUIDITY

              As of September 30, 1998 and December 31, 1997, the Company had accumulated deficits of $51,858 and $46,721, respectively, and recognizes that it may continue to incur losses through the fourth quarter of 1998 and possibly beyond. Furthermore, the Company has not generated sufficient cash to finance its operations and has been dependent upon external sources to meet its liquidity requirements.

              During the second quarter of 1998, Accent executed a Preferred Share Purchase Agreement with Lernout & Hauspie Speech Products, N.V. ("L&H") which generated net proceeds of approximately $3,750. (The transaction is discussed in greater detail in Note 4, below.) The proceeds were used to retire a portion of the Company's long-term debt, to pay severance and other costs related to the Company's restructuring efforts, to pay creditors and to finance the Company's continuing operations. At the time of the transaction, the Company believed the proceeds would be sufficient to satisfy its working capital requirements through the end of 1998. Revenue during the third quarter of 1998, however, fell short of

                 ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                U.S. dollars in thousands, except per share figures
                                    (Unaudited)

NOTE 3 -      LIQUIDITY (CONTINUED)

              expectations and the proceeds from the Lernout & Hauspie transaction are essentially exhausted.

              The Company has implemented additional cost reduction initiatives which, when completed during the fourth quarter of 1998, will further reduce the Company's working capital requirements. For the near-term, however, and possible beyond, Accent remains dependent on new sources of revenue or an infusion of additional external capital. There is no assurance that the Company will be successful in generating new sources of revenue or obtaining additional external capital and any failure to do so will have a material adverse impact on the Company and could force it to cease operations.


NOTE 4 -      LONG-TERM DEBT

              At the time of the Preferred Share Purchase Agreement with Lernout & Hauspie, the Company had Israeli government-guaranteed loans outstanding of approximately $2,730. The agreement stipulated (although Lernout & Hauspie has thus far not enforced this stipulation) that these loans were to be retired by September 4, 1998. During the third quarter, the Company used proceeds from the Preferred Share Purchase Agreement to pay down a portion of the outstanding balance. The Company also entered into an agreement with the government of Israel and appropriate Israeli banking officials to permit the Company to retire the remainder of the loans through the issuance of additional equity. Subsequent to the agreement with the government, however, there was a significant decline in both the Company's share price and in the average daily trading volume in the Company's stock. The combination of the lower share price and low trading volume made it essentially impossible to sell sufficient equity to retire the loan by the stipulated date and as of September 30, 1998, the Company had $1,433 in government-guaranteed loans still outstanding.

              The agreement with the government of Israel and Israeli banking officials regarding retirement of the Company's loans provides that the loan, unless retired earlier through the sale of Ordinary Shares as described in the preceding paragraph, is to be paid down in four quarterly installments beginning in October of 1998. The Company was unable to pay the installment due in October and is, therefore, in default on these loans. Management has met with appropriate Israeli government officials to discuss the status of the loan but, to date, has received no assurance what action, if any, the government intends to take with respect to the loan. The Company plans to continue to make interest payments on the loan until such time as it has sold enough equity or obtained other sources of capital to allow it to become and remain current in its obligations. There can be no assurance, however, that the Company will be successful in its efforts to sell equity or obtain other sources of capital or that the government of

                 ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                U.S. dollars in thousands, except per share figures
                                    (Unaudited)

NOTE 4 -      LONG-TERM DEBT (CONTINUED)

              Israel will defer action against the Company. Failure on the part of the Company to pay down the loan in a timely manner could result in a material, adverse impact and could force the Company to cease operations.

NOTE 5 -      SHARE CAPITAL

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

              The Series C Preferred Shares issued to Lernout & Hauspie are convertible at any time into Ordinary Shares of Accent. The conversion price of $0.45 per share represents a 10% premium over the average closing price of the Company's Ordinary Shares during the ten trading days preceding execution of the agreement. Conversion of all 4,000 Series C Preferred Shares would result in the issuance of 8,888,889 Ordinary Shares and would dilute existing shareholders by approximately 32%. The investor also received warrants to purchase 4,444,444 Ordinary Shares of the Company at an exercise price of $0.55 per share. The warrants are exercisable for five years. Conversion of the warrants would dilute existing shareholders by an additional 12%.

              During the second and third quarters of 1998, Accent reached agreements with several of its major creditors pursuant to which these creditors agreed to accept Ordinary Shares in the Company in payment for all or a portion of amounts due them. Approximately 1,000,000 shares were issued to these creditors at market value which averaged approximately $0.45 per share. Dilution to existing shareholders from the issuance of these shares amounted to approximately 3%.

              As discussed in the preceding Note 4, the Company, the government of Israel and various Israeli banking officials have entered into an agreement that permits the conversion of the Company's government-guaranteed loans into equity. On August 4, 1998, the Company filed a Registration Statement on Form S-3 to register 5,000,000 Ordinary Shares, a majority of which are designated for use in retiring the loans. The remaining shares from the registration are designated for those creditors who have agreed to accept Ordinary Shares in payment for all or a portion of money due them as discussed earlier in this Note. As of September 30, 1998, approximately 1,000,000 of the registered shares had been issued at an average price of approximately $0.45

                 ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                U.S. dollars in thousands, except per share figures
                                    (Unaudited)

NOTE 5 -      SHARE CAPITAL (CAPITAL)

              per share, resulting in dilution to existing shareholders of approximately 3%. Issuance of the remaining 4,000,000 shares would result in additional dilution of approximately 14%.


NOTE 6 -      RESTRUCTURING CHARGE

              On November 4, 1998, the Company announced that it would close its Jerusalem-based product development facility effective December 4, 1998. Closing the product development facility eliminates eighteen full time positions and reduces Accent's total employment by almost 50%. The Company intends to reestablish a product development capability in the United States if and when sufficient financial resources become available. There can be no assurance that the Company will be successful in obtaining the financial resources necessary to establish a product development capability in the United States.

              As a direct consequence of the decision to close its Jerusalem-based product development facility, the value of various assets became impaired and the Company recorded a restructuring charge of $568 to recognize the reduced value of these assets. Specifically, the restructuring resulted in certain fixed assets located in Jerusalem becoming excess to the Company's current requirements and the value of these assets was, accordingly, reduced to their realizable value. Also due to the significant reduction in the size of the Company and, particularly, the size of its presence within Israel, the Company concluded that it would most likely be unable to realize the value of certain tax-related assets and, therefore, recorded a charge to eliminate the value of these assets as part of the restructuring charge. Finally, and also directly related to the significant reduction in the size of the Company, the Company recognized that it would most likely be unable to realize the full value of certain other long term assets, specifically barter credits, and recorded a charge to reduce the value of these assets as part of its restructuring charge.


NOTE 7 -      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

              (a) SOP 97-2, regarding software revenue recognition became effective for all transactions entered into, in fiscal years commencing December 15, 1997. The Company recognizes revenue in accordance with this Standard.

              (b) In June 1998, the Financial Accounting Standards Board
                  issued SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

                  Statement 133 is effective for fiscal years commencing after June 15, 1999. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or subsequently modified after December 31, 1997.

                  The Company believes that the adoption of Statement 133 will not have a material effect on its financial statements.

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

       Accent is a language solutions company, founded in Jerusalem, Israel in 1988. The Company designs, develops, markets and supports software products and services for the rapidly emerging Language Information Technology ("LIT") industry. Accent's products address the need of software publishers, corporations and content providers to produce software applications, associated documentation, and application-specific content in any natural language.

RISKS

       The management of Accent Software International believes in, and is fully committed to, the Company's future success. The Company's history of operating losses and cash flow deficits, however, place it in a high risk, turnaround situation and its future success is by no means assured. Accent's directors and management wish to provide investors and potential investors a clear understanding of the significant risks inherent in the Company. Accent cautions investors and potential investors that the following significant factors, among others, in some cases have affected and in the future could affect the Company's financial and operating results and the return that may be achieved on investments in the Company.

       GOING CONCERN. Accent has accumulated deficits in excess of $51 million since its inception through September 30, 1998, and expects that it may continue to incur deficits through the remainder of 1998 and possibly beyond. Accent also continues to generate operating cash flow deficits, its liquidity is essentially exhausted and it is unable to make current payments on its long-term debt. To enhance the Company's longer term prospects, management has focused on increasing revenue, reducing expenses and obtaining additional external financing as discussed in the following paragraphs. There can be no assurance that the Company will be successful in reversing the trend of operating losses and in generating sufficient working capital to meet its operating requirements and any failure on the part of the Company to do so will have a material adverse impact on the Company and could force it to cease operations.

       REVENUE. The Company's products appear to be experiencing a favorable reception in the marketplace. Revenue, however, has fallen considerably short of management expectations.

Management believes the revenue shortfall is due in part to significant concerns of potential customers as to Accent's ability to continue to support and expand its product offerings. Furthermore, due to liquidity concerns earlier in 1998, the Company found it necessary to reduce the size of its sales and marketing staff and to constrain its sales and marketing expenditures. To improve sales, the Company has introduced new products and product enhancements, has recruited additional sales and marketing personnel, has entered into alliances with other companies in the industry aimed at broadening the Company's market reach, has expanded its translation services business and has explored new market niches such as the "quick print" industry as potential sources of customers for its products and translation services. There can be no assurance that the Company's sales and marketing efforts will be successful in achieving management's expectations. If future revenue does not increase from its recent level, the Company will experience a material adverse impact and could be forced to cease operations.

       EXPENSES. To reduce expenses, the Company has reduced its staffing level (which is its largest element of expense) from approximately 170 employees at its peak in 1996 to the current level of approximately 35. Additional reductions are expected to further reduce this level to less than 20 employees by the end of 1998. Related expenses such as rent, telephone, travel and training costs have been reduced proportionately. The shift away from the retail market has led to reductions in production and inventory carrying costs. Product development costs have been reduced by narrowing the number of new products under development and focusing on those opportunities that provide the greatest near-term revenue potential. Accent has also closed its sales offices in London, England, and Newport Beach, California. Accent will also close its product development facility in Jerusalem prior to the end of 1998. The Company plans to eventually reestablish a product development capability in the United States although there can be no assurance when or if it will be successful in doing so. The recently concluded sale of the assets of the Company's subsidiary, AgentSoft, also reduces costs with no decrease in total revenue.

       LIQUIDITY/WORKING CAPITAL. Because Accent has consistently generated operating cash flow deficits, it has been dependent on external financing to meet its continuing working capital requirements. During both the third and fourth quarters of 1997 and again during the second quarter of 1998, the Company sold convertible debentures and convertible preferred stock. The proceeds from these sales have been essentially exhausted and the Company is continuing to explore sources of additional financing to satisfy its operational requirements. There can be no assurance that the Company will be successful in obtaining adequate working capital to meet its requirements and any failure on the part of the Company to do so will have a material adverse impact on the Company and could cause the Company to cease operations.

       LONG-TERM DEBT. As of September 30, 1998, the Company had $1,433 in government-guaranteed loans outstanding. Per an agreement with the government of Israel and Israeli banking officials, unless the loans are retired earlier through the sale of Ordinary Shares, the loan, plus accrued interest, is be retired in four quarterly installments beginning in October of 1998. The Company was unable to pay the installment due in October and, therefore, is currently in default on these loans. Management has met with appropriate Israeli government officials to discuss the status of the loan but, to date, has received no assurance what action, if any, the government intends to take with respect to the loan. The Company plans to continue to make interest payments on the loan until such time as it has sold sufficient equity or obtained other sources of capital to become and remain current in this obligation. There can be no assurance, however, that the Company will be successful in its efforts to sell equity or obtain other sources of capital or that the government of Israel will defer action against the Company. Failure on the part of the Company to pay down the loan in a timely manner will result in a material, adverse impact and could force the Company to cease operations. The long-term debt is secured by a lien on the Company's assets.

       CONTINUED LISTING ON THE NASDAQ SMALLCAP MARKET. Accent's Ordinary Shares and Units are listed on the Nasdaq SmallCap Market and the Company must meet certain requirements in order to maintain this listing. The requirements for continued listing include satisfying one of the following conditions: (a) net tangible assets of at least $2,000; (b) market capitalization of at least $35,000; or (c) net income of at least $500 in the most recent fiscal year or in two of the last three fiscal years. The Company does not currently satisfy any of these three requirements. The Company has provided Nasdaq with details of its plan to increase its net tangible assets to the threshold level and is in the process of executing that plan. Implementation of the plan, however, has not been accomplished within the timeframe originally envisioned. The Company has asked Nasdaq for an extension. There can be no assurance that Nasdaq will grant the Company's request for an extension and allow the Company's shares to remain listed while it works to achieve compliance. Consequently, the Company's shares could be delisted from the Nasdaq SmallCap market at any time. In the event that the Company's shares are delisted from the Nasdaq SmallCap Market, they could continue to trade on the Nasdaq "Bulletin Board."

       STRATEGIC ALTERNATIVES, INCLUDING DIVESTITURES AND POSSIBLE SALE OR JOINT VENTURE. The Company's Board of Directors has been pursuing a variety of alternatives to stabilize and, if possible, enhance the Company's financial position and continuing viability. The Board's efforts in this regard led directly to Lernout & Hauspie's $4,000 investment in the Company and, more recently, to the sale of the assets of the Company's subsidiary, AgentSoft. The Board of Directors and management are continuing to explore merger opportunities and other strategic alternatives.

RESULTS OF OPERATIONS

       The Company experienced an operating loss of $1,770 during the third quarter of 1998, which includes a restructuring charge of $568, on revenue of $514 compared to an operating loss of $2,208 on revenue of $1,104 during the third quarter of 1997. For the first nine months of 1998, Accent's operating loss was $4,985 on revenue of $1,709 compared to an operating loss of $6,924 on revenue of $2,553 during the comparable period of 1997.

       The improvement in the Company's operating results (particularly excluding the restructuring charge) has been achieved through significant cost reduction efforts in all facets of the business. Spending cutbacks have also indirectly contributed to depressed levels of revenue. The Company believes it has now reduced spending to the minimum sustainable level and has recently begun to rebuild the sales and marketing organization in the United States. It also intends to reestablish its product development capability in the U.S. although there is no assurance when or if this will occur.

       NET SALES. Since the first quarter of 1997, management has shifted Accent's product mix and customer orientation away from the retail market toward original equipment manufacturers (OEMs) and business-to-business transactions. The Company has also recognized increased revenue from its translation services. Customer interest in Accent's newest product, Loc@le, has been positive and WordPoint, Accent's "point and click" translation tool, continues to generate revenue.

       Revenue recorded in the third quarter of 1997 included $666 from the bartered sale of inventory which became excess as a result of the Company's decision to largely exit the retail market. Excluding the results of this barter sale, the $514 in revenue recorded during the third quarter of 1998 represents a 17% improvement from the year earlier quarter. Revenue during the first nine months of 1998 was $1,709, representing a 9% decline from the year earlier total of $1,887 (after deducting the barter transaction).

       The liquidity challenges the Company experienced in the early months of 1998 forced it to implement personnel reductions and to curtail discretionary spending in all phases of the business, including sales and marketing. These cutbacks have had a predictable impact on the Company's revenue. The Company has also been challenged with significant concerns on the part of potential customers as to the Company's ability to remain a going concern and to continue to support and expand its product offerings.

       Coinciding with Lernout & Hauspie's investment in Accent earlier in 1998, the two companies also entered into licensing and distribution agreements that the Company believed would significantly enhance its market exposure and lead to increased revenue. The benefits from these licensing and distribution agreements have yet to be realized.

       COST OF SALES. Manufacturing, production, warehousing and shipping expenses have all been reduced from the year earlier periods consistent with the Company's shift away from the retail market and toward the OEM and business-to-business market where manufacturing and support costs are significantly lower. At the same time, the Company has increased its emphasis on translation services which has a relatively high cost of sales due to its reliance on external translators to meet fluctuating demand.

       Cost of sales during the third quarter of 1998 was $326, compared to $878 in cost of sales during the same quarter of 1997. For the first nine months of 1998, cost of sales totaled $701, roughly one-third of the $2,085 reported during the year earlier period.

       Cost of sales during the third quarter and first nine months of 1997 included $111 and $333, respectively, of capitalized software amortized during those periods. The comparable periods of 1998 include no such costs. The Company has accelerated its product development cycle and is currently expensing its software development costs as part of its product development costs. The year earlier periods also include substantial costs associated with various royalty agreements that the Company had entered into in anticipation of achieving substantially greater retail sales. The largest element in cost of sales during 1998 has been outside translation support.

       PRODUCT DEVELOPMENT COSTS. Product development costs during the third quarter of 1998 were $498 compared to $1,136 during the third quarter of 1997. For the nine month period ended September 30, 1998, total product development costs were $2,341 compared to $3,575 during the first nine months of 1997. Costs within product development consist almost entirely of salaries, benefits, travel, training and other personnel-related expenses. Staffing within the various product development departments had remained relatively constant through the first quarter of 1998 as the Company accelerated its development efforts on new products for the Language Information Technology segment of the market. As specific development efforts were completed, staffing levels were gradually reduced.

       On November 4, 1998, the Company initiated steps to close its product development facility in Jerusalem prior to the end of 1998. The winding down of several important product development efforts, the need to focus greater near-term attention on sales and marketing activities, the need to conserve working capital, and the expiration of the lease on the rental space occupied by the product development activity combined to make this an appropriate time to take this action. The Company plans to eventually reestablish a product development capability in the United States although there can be no assurance when or if it will be successful in doing so.

       Product development costs have historically also included costs incurred by the Company's subsidiary, AgentSoft. Founded in 1996, AgentSoft was a Jerusalem-based start-up business focused on developing "intelligent agent" technology for use on the Internet. Because the Company did not anticipate near-term revenue or profit from AgentSoft and also to allow the Company to focus all of its energies on its core competencies in the Language Information Industry, the Board of Directors concluded earlier this year that the divestiture of AgentSoft would be in the best interests of all concerned. Following a seven month effort, the assets of AgentSoft were sold for $225 in September.

       MARKETING EXPENSES. The Company's marketing expenses were $351 in the three months ended September 30, 1998; a reduction of 40% from $580 during the three months ended September 30, 1997. Sales and marketing costs during the first nine months of 1998 were also down approximately 40% to $1,140 compared to $1,900 during the first half of 1997.

       Sales and marketing personnel were eliminated from the Jerusalem operation during the most recent quarter as the Company concluded it would be more economical to rely on sales representatives for its Middle East activity rather than full time employees. At the same time, the Company is gradually expanding the sales and marketing capability at its U.S. base in Colorado Springs. The Company's shift away from the retail market allows it to function with fewer sales and marketing personnel and has also led to reductions in non-personnel expenses such as participation in trade shows, advertising and public relations costs.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the most recent quarter were $541 compared to $718 during the same quarter of 1997. G&A costs during the first nine months of 1998 totaled $1,944 compared to $1,917 during the first nine months of 1997.

       Staffing within the various G&A functions was gradually reduced from 19 in the middle of 1997 to eight employees as of June 30, 1998. Recent staff reductions have now reduced this figure to six employees and the Company has no current plans to increase this number. As staffing has been reduced, certain G&A activities have been out-sourced.

       RESTRUCTURING CHARGE. As a direct consequence of the decision to close its Jerusalem-based product development facility, discussed above, the value to the Company of various assets was reduced and the Company recorded a restructuring charge of $568 to recognize these reduced values. Specifically, the restructuring resulted in certain fixed assets located in Jerusalem becoming excess to the Company's current requirements and the value of these assets was, accordingly, reduced to their anticipated, realizable value. Also due to the significant reduction in the size of the Company and, particularly, the size of its presence within Israel, the Company concluded that it would most likely be unable to realize the value of certain tax-related assets and, therefore, recorded a charge to eliminate the value of these assets. Finally, and also directly related to the significant reduction in the size of the Company, the Company recognized that it would most likely be unable to realize the full value of certain other long term assets, specifically barter credits, and recorded as part of its restructuring charge, a charge to reduce the value of these assets.

       OTHER EXPENSES, NET. The Company incurred $61 in net other expenses during the three months ended September 30, 1998, compared to $726 in net other expenses during the three months ended September 30, 1997. For the first nine months of 1998, the Company's other expenses totaled $152 compared to $761 during the year earlier period. The substantial "Other Expense" incurred during the year earlier periods consisted primarily of financing costs related to the sale of convertible debentures during the third quarter of 1997. Other expense incurred during the current year consists primarily of interest and indexation expenses related to the Company's long-term debt and income and expense arising from foreign exchange rate fluctuations.

       Also included in Other expenses, net, in the current period is a net gain of $117 from the sale of the assets of AgentSoft.

       NET LOSS. Accent's net loss during the third quarter and first nine months of 1998 of $1,831 and $5,137, respectively, were less than the year earlier figures of $2,934 and $7,685, respectively, reflecting the impact of the Company's cost reduction initiatives. On a per share basis, the Company lost $0.07 per share during the third quarter of 1998 compared to a net loss of $0.25 per share during the third quarter of 1997. For the first nine months of 1998, the Company has lost $0.20 per share compared to a net loss of $0.65 per share for the year earlier period.

LIQUIDITY AND CAPITAL RESOURCES

       For the nine month period ended September 30, 1998, the Company's operating activities used cash of $4,711 compared to $9,338 used during the comparable period of 1997.

       As discussed earlier, the Company has historically been dependent on external sources of capital to fund its operating activities. Accent originally believed the investment by Lernout & Hauspie, combined with anticipated revenue growth and cost reduction initiatives, would be sufficient to finance the Company's operating activities and achieve its business objectives through the end of 1998. The Company's revenue growth has fallen short of management expectations, however, and the Company's working capital is essentially exhausted. The Company is actively seeking new sources of external capital to meet its near-term operating requirements. There can be no assurance that the Company will be successful in obtaining additional funding and any failure to do so will have a material adverse impact on the Company and could force it to cease operations.

       The Company's investing activities provided cash of $216 during the first nine months of 1998 and used cash of $144 during the comparable period of 1997. The Company was also able to avoid cash outlays by using barter credits with a value of $104 to pay certain creditors. The sale of AgentSoft for $225 also contributed investment cash during the current period.

       Financing activities provided cash of $2,476 and $835 during the nine month periods ending September 30, 1998, and 1997, respectively. Net proceeds from the sale of convertible preferred shares provided cash of $3,750 during the second quarter of 1998. These proceeds were partially offset by payments of $1,297 to retire long-term debt. During the prior year, net proceeds of $1,850 from the sale of convertible debentures were partially offset by payments of $1,074 to retire long-term debt.

       Accent executed a Preferred Share Purchase Agreement ("Agreement") with Lernout & Hauspie during May, 1998, pursuant to which the Company issued 4,000 Series C Preferred shares in exchange for $4,000. Fees and expenses related to the transaction totaled approximately $250 resulting in net proceeds to the Company of $3,750. Also pursuant to the Agreement, Accent issued warrants which allow the investor to purchase 4,444,444 Ordinary Shares of the Company at an exercise price of $0.55 per share. The warrants are exercisable for five years.

       The Series C Preferred Shares issued to Lernout & Hauspie are convertible at any time into Ordinary Shares of Accent. The conversion price is $0.45 per share, representing a 10% premium over the average closing price of the Company's Ordinary Shares during the ten trading days preceding execution of the agreement. Conversion of all 4,000 Series C Preferred Shares would result in the issuance of 8,888,889 Ordinary Shares and would dilute existing shareholders by approximately 32%.

       At the time of the Preferred Share Purchase Agreement with Lernout & Hauspie, the Company had Israeli government-guaranteed loans outstanding of approximately $2,730. The agreement stipulated that these loans were to be retired by September 4, 1998. During the third quarter, the Company used proceeds from the Preferred Share Purchase Agreement to pay down a portion of the outstanding balance. The Company also entered into an agreement with the government of Israel and appropriate Israeli banking officials to permit the Company to retire the remainder of the loans through the issuance of additional equity. Subsequent to the agreement with the government, however, there was a significant decline in both the Company's share price and in the average daily trading volume in the Company's stock. The combination of the lower share price and low trading volume made it essentially impossible to sell sufficient equity to retire the loan by the stipulated date and as of September 30, 1998, the Company had $1,433 in government-guaranteed loans still outstanding.

       The agreement with the government of Israel and Israeli banking officials regarding retirement of the Company's loans provides that the loan, unless retired earlier through the sale of Ordinary Shares as described in the preceding paragraph, is to be paid down in four quarterly installments beginning in October of 1998. The Company was unable to pay the installment due in October and is, therefore, in default on these loans. The Company plans to continue to make interest payments on the loan until such time as it has sold enough equity or obtained other sources of capital to allow it to become and remain current in its obligations. There can be no assurance, however, that the Company will be successful in its efforts to sell equity or obtain other sources of capital or that the government of Israel will defer action against the Company. Failure on the part of the Company to pay down the loan in a timely manner could result in a material, adverse impact and could force the Company to cease operations.

       During the second and third quarters of 1998, Accent reached agreement with certain of its major creditors pursuant to which these creditors agreed to accept Ordinary Shares in the Company in payment for all or a portion of amounts due them. A total of approximately 1,000,000 shares were issued at market value to these creditors in satisfaction of approximately $450 in accounts payable.

       The Company believes it has established sufficient reserves to accurately reflect the likelihood of uncollectable receivables. There can be no assurance, however, that uncollected accounts receivable beyond the reserves established would not have a material adverse effect on the Company's business, results of operations and financial condition.

YEAR 2000

       The Company has reviewed its operations in relation to the Year 2000 issue and has concluded that the likelihood of this issue having a material adverse impact on the Company is remote. Any costs incurred in relation to the Year 2000 issue are expected to be immaterial.

       Accent develops all of its software products in compliance with Year 2000 industry guidelines. The Company's software products are not date sensitive and, therefore, are not likely to be adversely impacted by Year 2000. The Company, therefore, believes that it has minimal, if any, exposure to contingencies related to the Year 2000 issue for the products it manufactures and sells. The Company has reviewed the third-party custom-written software it uses in its operations and has determined that this software is also not date sensitive and poses minimal, if any, Year 2000 risk.

       Accent has a policy of purchasing only information technology ("IT") hardware that is warranted to be Year 2000 compliant and, therefore, believes its only Year 2000 exposure in this regard is if the hardware fails to perform as warranted, which is unlikely. The Company also utilizes "off-the-shelf" software products in its operations. Such software is issued with frequent updates which have or which are expected to address the Year 2000 issue.

       The potential impact of the Year 2000 issue on the Company's non-IT systems that may include embedded technology, such as microprocessors, is more difficult to assess. The Company believes, however, that its operations are small enough that any Year 2000 issue that may arise in its non-IT systems will amount to inconveniences, which it can work around, rather than significant business problems.

       Because the Company believes the possibility that a Year 2000 issue significantly disrupting its operations is remote, it has not developed a contingency plan in this regard. The Company will continue to monitor and assess the Year 2000 issue, particularly the extent to which its operations are vulnerable from interactions with its vendors, customers and financial institutions.

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

-------------------------
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


-------------------------
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

-------------------------
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


                                     ACCENT SOFTWARE INTERNATIONAL LTD.
                                                 (REGISTRANT)


Date:  November 13, 1998                  by:    /S/  Robert J. Behr
                                                 -------------------
                                          Robert J. Behr
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)



-------------------------
* Incorporated by reference.