Form 10-K405
period 1998-12-31
ACCENT SOFTWARE INTERNATIONAL LTD
filed 1999-03-30
CIK 945321

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                        --------------
                          FORM 10-K
                        --------------

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (Fee Required)

         For the fiscal year ended December 31, 1998
                                       or
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (No Fee Required)

         For the transition period from ___________ to ___________

                        Commission file number: 0-26394

                       ACCENT SOFTWARE INTERNATIONAL LTD.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Israel                                         N/A
-------------------------------           -----------------------------------
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


           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
     None                                                ---

          Securities registered pursuant to Section 12(g) of the Act:

             Ordinary Shares par value NIS .01 per share Units, consisting of one Ordinary Share and one Warrant to purchase one Ordinary Share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 15, 1999 (computed by reference to the last reported closing sale price of the Common Stock on the over-the-counter market on such date): $4.96 million.

On March 15, 1999, the registrant had outstanding 29,291,504 Ordinary Shares (including 2,000 Ordinary Shares included in the registrant's outstanding Units).

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement to be delivered to shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the 1999 Annual Meeting of Shareholders of the Registrant are incorporated by reference into Part III of this Report.

                                     FORM 10-K
                                 TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
                                             PART I
Item 1.  Business........................................................................1
Item 2.  Properties......................................................................8
Item 3.  Legal Proceedings...............................................................8
Item 4.  Submission of Matters to a Vote of Security Holders.............................8

                                             PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters...........9
Item 6.  Selected Consolidated Financial Data...........................................11
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations................................................................13
Item 8.  Consolidated Financial Statements and Supplementary Data.......................23
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.........................................................44

                                            PART III

Item 10. Directors and Executive Officers of the Registrant.............................45
Item 11. Executive Compensation.........................................................45
Item 12. Security Ownership of Certain Beneficial Owners and Management.................45
Item 13. Certain Relationships and Related Transactions.................................45

                                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............46


                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

Founded in Jerusalem in 1988, Accent Software International fills a niche within the Language Information Technology (LIT) industry by designing and developing software tools and services that simplify the processes of internationalization and make translation more accessible to everyone from ordinary consumers to multinational corporations. As the Internet creates an even greater demand for global communication, Accent's product lines have evolved to meet the needs of software developers as well as the publishers of international business media.

As recently as 1996, Accent's multilingual software tools were marketed in more than 30 countries through retail distribution channels. Although Accent's legacy products, such as Accent Professional and Accent Duo, gained a loyal following from those who had the need to type, edit and exchange information in different languages, the market proved to be too small to support the Company's ongoing development and operations. Following a significant loss in 1996, the Company restructured its operations and developed tools and services with broader market appeal.

Throughout 1997 and 1998, Accent's management team further refined the Company's strategies and shifted its focus away from the consumer retail market in order to concentrate on building tools and services for corporations needing to localize software and translate software-related documentation and marketing materials. By December 1998, fifteen employees remained with the Company--all involved in core business activities including software development, translation project management, operations, marketing and sales.

Substantial advancement into new markets was made in 1998 through the release of several new products, including:

         Loc@le 1.7, 2.0            Efficiently manages the process of
                                    localizing the user
                                    interface of any Windows-TM- application.
                                    (Loc@le 2.0 was introduced in October.)

         WordPoint                  A real-time interactive dictionary for the
                                    bi-directional translation of English,
                                    French, Italian, German, Spanish, Hebrew, and Dutch.

         L@Port A tool for Macromedia Director-TM- that localizes multimedia content in Director movies. Macromedia Director is used extensively by Internet users to create multimedia advertisements and announcements.

         Loc@le for Translators     Contains the features of Loc@le that are
                                    useful to translators. This product is
                                    distributed free.

         LanguageWare               Based on Cortez technology, LanguageWare
                                    brings translations to desktops worldwide via the Internet.

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

RISKS

The Company wishes to caution investors that the following significant factors, among others, have affected and in the future could affect the Company's financial and operating results as well as the return that may be achieved on investments in the Company.

GOING CONCERN. From its inception through December 31, 1998, Accent has accumulated deficits in excess of $53 million, including net losses of $6.8 million, $13.5 million and $21.0 million for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. Although the Company believes it has made substantial progress in reducing its operating expenses and annual losses, its failure to achieve its revenue plan has significantly affected the Company's ability to generate adequate cash flow to meet its operating requirements. These factors create doubt about the Company's ability to continue as a going concern and there can be no assurance that the Company will be able to continue as a going concern.

LIQUIDITY/WORKING CAPITAL/DEBT. Although the Company has been successful on several occasions during the past two years in raising additional working capital through the sale of convertible securities, those funds were essentially exhausted by December 31, 1998. The Company secured $600,000 in additional working capital during the first quarter of 1999 and also successfully converted all of its long-term debt into equity. The Company believes that these accomplishments, coupled with an improved revenue outlook and cost reduction efforts that have substantially reduced its working capital requirements, will be sufficient to meet its requirements for approximately six months. Beyond that time, the Company believes it will be generating sufficient operating cash flow to meet its needs without additional external financing. If the Company fails to achieve its projected results and the Company must seek additional financing, there is no assurance that its efforts to obtain such financing will be successful. Any failure on the part of the Company to secure required financing will have a material adverse impact on the Company and may cause the Company to cease operations.

RESTRUCTURING. The Company restructured its activities during 1998 in response to disappointing operating results and the need to reduce its working capital requirements. The restructuring eliminated the Company's Israeli-based product development, sales and marketing functions. The Company has reestablished a product development capability in the United States and plans to gradually expand its sales and marketing operations, probably through the use of sales representatives and cooperative agreements with other businesses.

INDUSTRY BACKGROUND

The Language Information Technology market represents a potentially rapid growth segment of the software industry. It is not tied to any specific area of software development (for example, the Internet, multimedia or word processing), but rather, spans the entire spectrum of software development. The LIT market not only crosses all boundaries, but it does so at all levels, from the two-man development team to large, multinational corporations. Anyone who needs or wishes to produce software applications in more than one natural language is part of the LIT market. The market has grown rapidly as Internet communications spur increased demand for multilingual products. Accent has concentrated on developing LIT tools in addition to providing high-quality, language translation services.

THE ACCENT STRATEGY. Accent's strategy involves building tools that funnel text or media files to a transaction server over the Internet. The files are then translated into different languages and returned in the same format as the source file. By simplifying the process of translation, Accent believes that more International business will localize media and products. These tools create an environment where localization is simplified to the point where after executing, Loc@le, L@Port or LanguageWare, all that remains is the need for high quality translation. With Accent's proven pool of high-quality freelance translators, providing translation services brings the Company full circle and positions it as the total LIT solution for corporations entering the worldwide marketplace.

THE ACCENT LANGUAGE INFORMATION TECHNOLOGY (LIT) SOLUTION

LANGUAGEWARE products offer complete language solutions for anyone needing multilingual versions of software, documentation, videos, web sites, marketing literature, and virtually any other type of media. With the introduction of LanguageWare in March, 1999, Accent brought access to its worldwide network of high-quality human translators to desktops around the globe. The product family consists of LanguageWare, a desktop application; LanguageWare VPN, a customized desktop application with a virtual private network for a specific corporation; or languageware.net, a similar functioning web site. Each of the LanguageWare products sends files from customers around the world to Accent's Transaction Server. Made up of Cortez technology, the Transaction Server is a complex system that tracks and relays status messages about files as they are going through the many stops on their way through the translation process and back to the customer's desktop.

DEVELOPMENT TOOLS FOR GLOBALIZATION AND LOCALIZATION. Companies selling products around the world need to adapt their products for the local language of each specific market or country. Loc@le and SingleSource, together provide a programming interface and a set of programming, translation and administrative tools that allows developers to write software once in English while, at the same time, "globalizing" the software so that it can quickly and easily be translated into any other language required. The products include a programming interface that allows dynamic translation of the software's display text and the resizing of display boxes made necessary by the different lengths of the translated texts. The result is the ability to distribute software products and penetrate markets around the world, quickly and economically. Accent's development tools answer the need of software publishers to localize their software into virtually any natural language (Loc@le) and to translate and localize their multimedia content (L@Port). Accent has also continued to maintain high quality translation services to meet the demand for translation that these products create.

TRANSLATION SERVICES. Accent's translation services department has historically supported in-house development efforts and, in the process, has employed world-class translators, handpicked and rigorously tested to ensure high quality results. Having gathered expertise while contributing to the development of Accent's product line, the Company is now making its translation services available to outside clients. In close coordination with the Company's engineering team and linked to translators around the globe through the Internet, Accent provides translation, localization and consultation services in virtually any natural language, virtually anywhere in the world.

MULTILINGUAL TEXT PRODUCTS. Accent is currently producing two word processor products from its older product lines. Accent is currently giving away Accent Express, which provides basic multilingual word processing and has an upgrade to Accent Special Edition, which adds support for multilingual dictionaries and thesauruses. These products are used to help users produce multilingual documents. Accent's Dagesh line of Hebrew word processors are being supported by Galtech, Ltd in Israel. Dagesh, the Company's first multilingual word processing product has been sold to Torah Education Software, of Monsey, New York, which has the rights of upgrading and supporting this product.

WORDPOINT, an interactive, word-for-word translation program that utilizes Accent's patent pending Screen-

Text technology, was introduced in September 1997. WordPoint allows a user to obtain instantaneous translations of words appearing in virtually any Windows application by simply pointing the mouse at the word in question. The latest version of WordPoint includes Lernout & Hauspie's text-to-speech technology, allowing a user to hear the correct pronunciation of the English word being translated. WordPoint is also currently available in French, German, Spanish, Italian, Dutch and Hebrew versions, and was officially released February, 1998. The underlying technology was sold in January of 1999 to Guru, Inc. of New York. Accent has retained the rights to sell WordPoint and updates of the products to its customers.

AGENTSOFT. During 1998, the Company sold the assets of AgentSoft, which produced intelligent agents for the Internet. The Company decided to focus its resources on LIT technologies. The financial burden of the division was too high because no revenues were being generated by the product line. The Company did not have the financial resources available to create a more marketable product line so it sold the Company.

SALES AND MARKETING

The Company's principal target market segments are international companies that need media or software applications localized. The Company reaches these market segments through OEMs, direct sales, channel sales and Web-based e-commerce. The Company's principal markets have historically been the United States, Canada and Western Europe but more recently the Company has placed added emphasis on Eastern Europe and the Pacific Rim which are emerging as large markets for software sales.

ORIGINAL EQUIPMENT MANUFACTURERS (OEMS). Accent has made OEM sales to such major manufacturers as IBM, Digital Equipment Corporation, Compaq, Lotus, Packard Bell, AT&T and Creative Labs. OEM sales are typically low unit cost but high volume transactions that require little or no marketing, manufacturing, shipping or handling costs. The OEM market lends itself to free software that connects to Accent's translation services.

DIRECT SALES. Accent uses a combination of direct and manufacturer's representatives worldwide which focuses on the OEM market and key corporate accounts.

CHANNEL SALES. Accent offers some of its products through catalog sales aimed specifically at software developers and publishers. The Company believes that this sharply focused marketing approach provides a highly cost-effective means of reaching its primary market.

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

MARKETING. The Company has historically utilized a variety of marketing programs to stimulate and build long-term demand for its products, including public relations, advertising, trade shows, direct mail, catalogs and on-going customer communications. During fiscal 1998, the Company introduced market programs that were specifically sales-oriented, rather than image or brand-awareness-oriented. Specific programs have been targeted toward the Company's primary revenue sources, OEM and direct sales, as well as to specific market segments such as corporate, academic and government. With the refined focus of the LIT marketplace, the Company will also advertise in software development and translation industry publications and attend appropriate trade shows. These highly focused efforts are designed to rapidly get products into the hands of potential customers.

PRODUCT DEVELOPMENT. Product development plays a significant role at Accent. Such tasks as project engineering, quality assurance, documentation and project management are key to the development of new products. The development of the Company's first LIT products generated a vast amount of market knowledge that has been leveraged within the Company to define the direction of future products and services.

Since its first collaboration with Microsoft in 1991 to develop the bi-directional Hebrew and Arabic versions of Microsoft's Windows operating system, the Company has also continued to undertake contracted development projects for other major software developers.

In November 1998, after the release of Loc@le 2.0, the product development team in Israel was dissolved, leaving all remaining development team members working out of the Colorado Springs office. The Cortez technology and the LanguageWare product line have been developed in the Colorado Springs facility.

COMPETITION

SOFTWARE GLOBALIZATION AND LOCALIZATION. While the range of software development products on the market today is vast, the need for multilingual development tools has just recently emerged. This is a new and fertile market as virtually every software developer has some desire to move their product into foreign language markets. Accent was one of the first companies to provide robust development tools for single-source, single-binary globalization of software products with SingleSource. Competitors include:
Alis' Bantam and Reword's Studio

With the release of Loc@le, the Company entered the much broader market of software localization. While there has always been a need for products in this market, the competitors here are also few. Most products on the market are simple utilities that provide limited functionality for software localization. The only direct competitor for Loc@le of which the Company is aware is Corel Corporation's Catalyst; but while Catalyst does perform localization tasks similar to those dealt with by Loc@le, it provides none of the management and administrative tools found in Accent's product which cover the entire process of localizing involving many different disciplines. Accent believes that its approach to software localization/globalization gives it a distinct advantage over its competitors. By addressing the needs of software developers, translators, and managers, all within stand_-alone products, Accent believes it has established a competitive advantage over other seemingly similar products.

MULTILINGUAL TEXT PRODUCTS. In the multilingual word processing market, principal competitors include Gamma Productions Inc.'s Universe program and WYSIWYG Corp.'s Universal Word program.

The Company's products compete with a number of single-language Windows word processing programs that are available in different languages. The Company competes primarily with Word for Windows and WordPerfect for Windows in those markets where these competitors have add-on kits to add additional languages to their products.

Accent believes that this market will be dominated by Microsoft and is not investing additional resources into these product lines.

PRODUCT SUPPORT AND MAINTENANCE

Accent's Technical Support group provides the services needed to deliver and support the Company's products in the marketplace. These services include translation, technical support and fulfillment

(warehousing and shipping).

Accent delivers high-quality technical support to its customer base of software engineers and developers located around the world via Internet email.

MANUFACTURING AND FULFILLMENT

During 1998, the Accent product line was manufactured (printing, CD-ROM duplication and packaging) primarily by internal duplicating capabilities and CMS, Inc. out of Denver, Colorado. With the emphasis on the Internet, most product fulfillment was done on-line. All of Accent's future products will emphasize Internet fulfillment. Translation services are all done over the Internet. The Company also uses space available on other manufacturer's CD's to deliver product inexpensively to the market.

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

    The Company currently holds no patents. Accent has established an internal process, however, which has resulted in the filing of two patent applications (both of which have been transferred to third parties for appropriate consideration) and which will ensure that protection will be sought for any future patentable inventions. There can be no assurance that Accent will develop any further patentable inventions or that any patent applications filed by the Company for technology or products derived therefrom will be granted.

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

    The Company believes that its products are proprietary and are protected by copyright, trade secret and trademark law, as well as by the contractual agreements described above. However, certain protections, such as limitations on use of a product and limitations on warranties and liability, are not afforded by copyright law and may not be available without an enforceable license agreement. Moreover, there can be no assurance that the proprietary technology of the Company will continue to be secret or that others will not develop similar technology and use such technology to compete with the Company. The Company does not currently include in its products any mechanism to prevent or inhibit unauthorized copying or usage.

    The following chart describes the status of the Company's trademarks.

         Mark                                        Status
------------------------     ---------------------------------------------------------
                                       Registered                  Application Pending
                             ------------------------------        -------------------
Accent                       United States, United Kingdom,        Italy
                             Germany, France, Benelux
LanguageWare                 United States, United Kingdom,
                             France, Israel
AccentDuo                    United States, United Kingdom,        Spain, Switzerland
                             France, Germany, Mexico
Dagesh                       Israel
Global Development Kit                                             United States
Global Foundation Class                                            United States
WordPoint                                                          United States
Loc@le                                                             United States
WebTamer                     United States, United Kingdom,        Canada, Italy
                             France                                Germany


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

EMPLOYEES

    Following the restructuring which was completed during the fourth quarter of 1998, the Company had 15 full time employees, including 7 at Accent Software in Jerusalem and 8 at Accent Worldwide in the United States. Future staffing requirements cannot be predicted at this time.

Also, pursuant to Israeli law, the Company is legally required to pay severance benefits upon the retirement or death of an employee or the termination of employment of an employee without due cause. The Company has met its obligations with respect to all employees.

ITEM 2.   PROPERTIES.

The Company occupies approximately 2,600 square feet of leased office space in Colorado Springs, Colorado, pursuant to a 24 month lease agreement with an option to terminate the lease after 12 months, and approximately 600 square feet of leased office space in Jerusalem, Israel, pursuant to a month-to-month lease agreement. Any expansion of its Colorado-based operations will require the Company to lease additional office space. Additional space suitable to the Company's potential needs is readily available and space limitations are not likely to inhibit any future growth.

ITEM 3.  LEGAL PROCEEDINGS.

    Other than as described below, no material legal proceedings are pending as of the date of this filing. The Company is not aware of any other pending or threatened litigation that could have a material adverse effect on the Company.

    The Company filed an action in the District Court in Jerusalem against Mainframe Education Consulting GmbH, a German software distributor that ordered a large amount of the Company's software in 1995, but refused to pay for it. In the action, the Company is seeking approximately $360,000 as compensation for Mainframe's breach of contract. In 1998, the Company received a default judgment against Mainframe for the full amount sought in the complaint after Mainframe failed to respond in court. The Company has been informed by its German counsel that Mainframe appears to be bankrupt. The Company is attempting to enforce the judgment in Germany against Mainframe and its principals. The probability that this enforcement attempt will be successful is low.

    On September 9, 1997, AgentSoft, Ltd., at that time a subsidiary of the Company, was served with a complaint filed by its former president and vice president, both of whom are also AgentSoft shareholders. The complaint named as defendants AgentSoft, Accent and certain officers and directors of AgentSoft in the Israeli Labor Court. The complaint alleges wrongful termination of the plaintiffs' employment agreements in May 1997, failure to pay the contractually required severance, and failure to pay, in a complete and timely manner, the statutory severance payments required by Israeli law upon the termination of an employee. Plaintiffs seek compensation in excess of NIS 650,000 (or approximately $186,000). The Company believes that the termination of these individuals was done in accordance with Israeli law and the employees' employment agreements and that, therefore, any claim is without merit and will not have a material adverse impact on the Company.

    In the course of its business, the Company may become subject to various claims, some or which may mature into litigation. Although the Company is aware of claims asserted against it, the Company is not aware of any claims that have a reasonable possibility of adverse outcome in a material amount. There can be no assurance, however, that unforeseen circumstances will not cause such claims, or other, currently unknown claims, to result in adverse outcomes in material amounts.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On May 28, 1998, the Company held its annual and extraordinary general meeting of its shareholders, pursuant to a proxy mailed to all shareholders, to authorize additional shares to be issued by the Company as needed. The shareholders voted 21,747,527 shares in favor, 499,763 against and 146,842 abstaining to authorize the amendment of the Articles of Association to increase the capitalization of the Company by 20,000,000 new Ordinary Shares on terms set forth in the proxy statement. The shareholders further voted 21,658,207 shares in favor, 570,543 against and 165,382 abstaining to increase the number of shares reserved for issuance pursuant to the ESOP and NESOP from 1,125,000 to 1,875,000, and from 200,000 to 300,000, respectively.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    (a)  MARKET INFORMATION

    The Company's Ordinary Shares and Units are quoted on the OTC Bulletin Board under the symbols "ACNTF" and "ACNUF," respectively. Prior to March 12, 1999, the shares and units were traded on the Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the high and low closing prices of the Company's Ordinary Shares and Units as reported by the OTC Bulletin Board and Nasdaq SmallCap Market.

                      Ordinary Shares           Units
                      ----------------    ----------------
                       Low       High      Low       High
                      ------    ------    ------    ------
          1999
First Quarter*        $ 0.13    $ 0.44    $ 0.09    $ 0.34

          1998
First Quarter         $ 0.41    $ 1.16    $ 0.38    $ 1.25
Second Quarter        $ 0.38    $ 0.78    $ 0.34    $ 0.77
Third Quarter         $ 0.22    $ 0.52    $ 0.25    $ 0.69
Fourth Quarter        $ 0.13    $ 0.34    $ 0.06    $ 0.34

          1997
First Quarter         $ 2.19    $ 8.13    $ 2.13    $ 8.38
Second Quarter        $ 1.47    $ 2.38    $ 1.63    $ 2.56
Third Quarter         $ 1.47    $ 3.63    $ 1.44    $ 3.75
Fourth Quarter        $ 0.44    $ 3.13    $ 0.44    $ 3.25


    *  Through March 15, 1999

    Market quotations for the Company's Ordinary Shares and Units reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 15, 1999, the last reported sales price of the Ordinary Shares and Units on the OTC Bulletin Board was $0.17 per Ordinary Share and $0.125 per Unit, respectively.

    (b)  HOLDERS

     As of March 15, 1999 there were approximately 4,000 record holders of the Ordinary Shares (including 376 record holders of the Units). Such number of record holders was determined from the Company's shareholder records, and does not include beneficial owners of the Ordinary Shares whose shares are held in the names of various shareholders, dealers and clearing agencies.

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

         CAPITAL GAINS TAXATION OF THE COMPANY AND ITS SHAREHOLDERS

         Israeli law imposes a capital gains tax on the sale of capital assets, including securities held by the Company and securities of the Company sold by holders thereof. The law distinguishes between "Real Gain" and "Inflationary Surplus." Real Gain is the excess of the total capital gain over Inflationary Surplus, computed on the basis of the increase in the Israeli CPI between the date of purchase and the date of sale. Inflationary Surplus accumulated until December 31, 1993 is taxed at a rate of 10% for residents of Israel in respect of securities (in respect of securities reduced to no tax for non-residents if calculated according to the exchange rate of the dollar instead of the Israeli CPI), while Real Gain is added to ordinary income, which is taxed at the applicable ordinary rates for individuals (30% to 50%) and for corporations (36% in 1996 and thereafter), while Inflationary Surplus accumulated from and after December 31, 1993 is exempt from any capital gains tax. Under current law, the Ordinary Shares of the Company are exempt from Israeli capital gains tax so long as they are listed on a stock exchange recognized by the Israeli Ministry of Finance and the Company qualifies as an "Industrial Company" as defined in the "Law for the Encouragement of Industry (Taxes), 1969." There can be no assurance that the Company will maintain such listing or qualifications.

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

                      SELECTED CONSOLIDATED FINANCIAL DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                              FOR THE YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------------
                                 1998          1997          1996         1995         1994
                               --------      --------      --------     --------     --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net Sales                      $ 2,091       $  3,125      $  4,953     $ 5,135      $ 1,851
Cost of Sales                      997          3,062         6,767       2,972        1,155
                               -------       --------      --------     -------      -------
  Gross Margin                   1,094             63        (1,814)      2,163          696

Product Development              2,540          4,813         3,386       1,097          507
Marketing Expenses               1,404          2,177         9,242       5,955        2,115
General & Administrative         2,365          3,169         6,437       2,796        1,071
Restructuring Charge             1,257             --            --          --           --
                               -------       --------      --------     -------      -------
  Operating Expenses             7,566         10,159        19,065       9,848        3,693
                               -------       --------      --------     -------      -------
Operating Loss                  (6,472)       (10,096)      (20,879)     (7,685)      (2,997)

Other Expense                      105          3,378           155         163          137
                               -------       --------      --------     -------      -------
Net Loss                       $(6,577)      $(13,474)     $(21,034)    $(7,848)     $(3,134)
                               -------       --------      --------     -------      -------
                               -------       --------      --------     -------      -------
Net Loss per Share             $ (0.25)      $  (1.08)     $  (2.12)    $ (1.22)     $ (0.68)
                               -------       --------      --------     -------      -------
                               -------       --------      --------     -------      -------
Weighted Average Number
  of Shares Outstanding         26,332         12,495         9,926       6,421        4,619
                               -------       --------      --------     -------      -------
                               -------       --------      --------     -------      -------


                                                            AS OF DECEMBER 31,
                                    --------------------------------------------------------------
                                      1998          1997          1996         1995         1994
                                    --------      --------      --------     --------     --------
CONSOLIDATED BALANCE SHEET DATA:

Cash and Cash Equivalents            $    141        2,499         8,723        9,633           78
Working Capital (Deficit)            $ (1,214)         109         3,628       10,329       (1,009)
Total Assets                         $    841        6,438        13,789       17,650        2,503
Total Liabilities                    $  1,980        5,415         4,062        2,358        1,680
Accumulated Deficit                  $(53,298)     (46,721)      (33,247)     (12,213)      (4,365)
Shareholders' Equity (Deficit)       $ (1,139)       1,023         2,974       10,133       (1,064)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Accent Software International, is a language solutions Company which designs develops, markets and supports software products and provides translation services for the rapidly emerging Language Information Technology
(LIT) industry. Accent commenced operations in 1988 in Jerusalem, Israel, and from 1988 to 1992, generated nearly all of its revenues from consulting services. The Company introduced its first word processing software product in Israel in 1992 and began shipping its first product intended for the international market in 1994. Accent's revenues during this period were almost entirely attributable to sales of word processing software.

    From its inception through December 31, 1998, Accent has accumulated deficits in excess of $53 million, including net losses of $6.8 million, $13.5 million and $21.0 million for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. Although the Company believes it has made substantial progress in reducing its operating expenses and annual losses, its failure to achieve its revenue plan has significantly affected the Company's ability to generate adequate cash flow to meet its working capital requirements. These factors create doubt about the Company's ability to continue as a going concern and there can be no assurance that the Company will be able to continue as a going concern.

    The Company completed a restructuring during 1998 designed to reduce its working capital requirements and to align its operating expenses with its revised revenue projections. The restructuring eliminated the Company's Israeli-based product development, sales and marketing functions and various general and administrative activities. Staffing was reduced to 15 people as of December 31, 1998. The Company's product development capability is located in the U.S.

    The Company's revenue during both 1998 and 1997 fell short of management expectations, the Company believes, due primarily to significant concerns of potential customers as to the Company's ability to continue to support and expand its product offerings. Also during this period, working capital constraints forced the Company to reduce its level of spending on sales and marketing activities. The Company is continuing to work on significant new sales opportunities and intends to gradually expand its sales and marketing operations through the expanded use of sales representatives and cooperative agreements with other businesses. There can be no assurance, however, that the concerns of potential customers can be alleviated and that future revenue will meet management's expectations.

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

    The decline in revenue experienced during 1998 and 1997 created pressure on the Company's working capital and its ability to fund its current operations. Although the Company has been successful on several occasions during the past two years in raising additional working capital through the sale of convertible securities, those funds were essentially exhausted by December 31, 1998. The Company secured $600,000 in additional working capital during the first quarter of 1999 and also successfully converted all of its long-term debt into equity. The Company believes that these accomplishments, coupled with an improved revenue outlook and cost reduction efforts that have substantially reduced its working capital requirements, will be sufficient to meet its requirements for approximately six months. Beyond that time, the Company believes it will be generating sufficient operating cash flow to meet its needs without additional external financing. If the Company is unable to achieve its projections and the Company must seek additional financing, there is no assurance that its efforts to obtain such financing will be successful. Any failure on the part of the Company to secure required financing will have a material adverse impact on the Company and may cause the Company to cease operations.

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

    OEM and licensing arrangements may include non-refundable payments in the form of guaranteed sublicense and license fees. These guaranteed fees are recognized as revenue upon shipment of the master copy of all software to which the fees relate provided there are no significant post-delivery obligations and the customer is creditworthy. Additionally, such revenue is recognized only to the extent that the obligation to pay such fees is not subject to price adjustment, is non-recoverable and non-refundable, and is due within twelve months.

    CURRENCY

    The functional currency for the Company is the dollar, which is the currency of the primary economic environment in which the operations of the Company are conducted. The majority of the Company's sales and expenses are made or incurred in the United States. Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in other currencies (including the New Israeli Shekel (NIS)) are remeasured into dollars in accordance with principles set forth in FASB Statement No. 52. Exchange gains and losses arising from remeasurement are reflected in other income or expenses, as applicable.

RESULTS OF OPERATIONS (DOLLARS ARE STATED IN THOUSANDS EXCEPT PER SHARE FIGURES)

    The table on the next page sets forth for the periods indicated the percentage of sales represented by certain items reflected in the Company's Consolidated Statements of Operations.

         COST OF SALES AND OPERATING EXPENSES AS A PERCENTAGE OF SALES

                                FOR THE YEAR ENDED DECEMBER 31,
                                -------------------------------
                                 1998         1997        1996
                                ------       ------      ------
Net Sales                        100.0%       100.0%      100.0%
Cost of Sales                     51.2%        98.0%      136.6%
                                ------       ------      ------
  Gross Margin                    48.8%         2.0%      (36.6)%
                                ------       ------      ------
Product Development              130.3%       154.0%       68.4%
Marketing Expenses                72.0%        69.7%      186.6%
General & Administrative         126.5%       101.4%      130.0%
Restructuring Charge              64.5%         0.0%        0.0%
                                ------       ------      ------
  Operating Expenses             393.3%       325.1%      385.0%
                                ------       ------      ------
Operating Loss                  (344.5)%     (323.1)%    (348.4)%
                                ------       ------      ------
                                ------       ------      ------


YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

NET SALES. Net sales decreased approximately 37% to $1,949 in 1998 from $3,125 in 1997. Recent sales have fallen short of management expectations, the Company believes, due to potential customers' concerns about Accent's ability to continue to support and expand its product offerings.

     The percentage of the Company's total sales derived from its translation services business increased substantially during 1998 and accounted for approximately 40% of total revenue.

COST OF SALES. The Company's cost of sales improved to just over 50% of sales in 1998, or $997 on sales of $1,949, from almost 100% of sales, $3,062 on sales of $3,125 in the year earlier. The Company's continuing movement away from retail sales with "boxed software" and relatively high cost of goods sold towards the OEM and business-to-business market where manufacturing and production costs are minimal, is primarily responsible for the improved cost of sales. The translation services businesses, which received expanded emphasis in 1998, relies on an international network of human translators and a correspondingly higher cost of sales.

     Cost of sales during 1997 included a charge of $555 to amortize capitalized software development costs compared to no charge for this expense in 1998. 1997 cost of sales also included the cost of technical support which the Company provided primarily in support of its retail sales and a $666 charge related to the sale of excess inventory.

GROSS MARGIN. Although net sales declined by over one-third from 1997 to 1998, the significant reduction in the cost of sales as a percentage of revenue led to an improvement in the Company's gross margin to 49% in 1998 from just 2% in 1997.

PRODUCT DEVELOPMENT COSTS. Product development costs consist almost entirely of compensation and other personnel-related costs for the Company's staff of software engineers. As the Company's sales and marketing focus shifted away from "boxed software" for the retail market and towards software developers, software content providers and software localizers/translators, new lines of products were developed and introduced with corresponding large increases in product development costs in 1997 compared to 1996 and continuing into 1998. By the latter quarters of 1998, however, much of the personnel-intensive development effort had been concluded and it became possible to achieve significant cost reductions in this area. Product development costs for the full year, 1998, were $2,540, a 47% reduction from the $4,813 spent on product development during 1997.

     During the fourth quarter of 1998, because significant development efforts had been concluded and also due to the need to reduce the Company's overall expenses and working capital requirements, the Israeli-based product development department was disbanded. The product development staff in Israel consisted of 44 individuals at the beginning of 1998. The Company has reestablished its product development capability in the United States.

     Product development costs included costs of the Company's former subsidiary, AgentSoft, of $674 in 1998 and $1,265 in 1997. During 1998, the Company concluded that AgentSoft no longer fit in the Company's long-range strategic plans and, furthermore, that AgentSoft required a significant investment if it were to realize its market potential. The Company's liquidity constraints precluded it from making the necessary investment in AgentSoft.

MARKETING EXPENSES. Sales and marketing expenses were reduced approximately 36% to $1,404 in 1998 from $2,177 in 1997. Pressure to reduce operating expenses and to conserve working capital led to staffing reductions in the sales and marketing functions, including the elimination of the Jerusalem-based sales office, and greater reliance on sales representatives to augment the Company's sales efforts. Related costs such as advertising, printing, travel and participation in trade shows were also reduced during the most recent year.

GENERAL AND ADMINISTRATIVE EXPENSES. Efforts to streamline the management of the Company began in 1997, continued throughout 1998 and led to a 22% reduction in total general and administrative expenses in 1998 compared to the year earlier.

     By the end of 1998, the Company had eliminated or out-sourced its human resources and payroll activity, its in-house legal counsel, and significant portions of its accounting and office management functions. The trend of reduced general and administrative spending is expected to continue into 1999 as that will be the first year to experience a full year's impact of the Company's cost reduction efforts. 1998 was also impacted by several large charges for consulting services related to the Company's efforts to raise new capital and to sell its subsidiary, AgentSoft. These charges are not expected to recur in 1999 or beyond.

RESTRUCTURING CHARGE. Beginning with the arrival of a new management team in early 1997 and continuing into the fourth quarter of 1998, the Company completed a significant restructuring effort. The restructuring effort included a complete reorientation of the Company's products away from the retail market and towards software developers, software content providers and software localizers/translators, increased emphasis on translation services as an important source of revenue, corresponding shifts in the composition and direction of the Company's sales and marketing activities, and movement of the Company's executive offices from Israel to the United States.

     The restructuring activities led to closing sales offices in Israel, England and Canada; the disposition of the net assets of the Company's Jerusalem-based subsidiary; AgentSoft, the closing of the Israeli-based product development function and elimination of almost 90% of the Company's total staffing. The staffing reductions resulted in large cash outlays for severance and other employee benefits and left the Company with a substantial amount of excess equipment. Further, the greatly reduced size of the Company following the personnel reductions made it unlikely that the Company would realize significant benefit from certain long-term assets.

     The restructuring activities also led to a one-time restructuring charge during 1998 of $1,257 related primarily to the disposal of excess capital equipment and the write-off of other long-term assets.

OPERATING LOSS. Despite the roughly 37% reduction in revenue and the $1257 restructuring charge, the Company's cost reduction efforts allowed it to reduce its operating loss by approximately one-third to $6,714 in 1998 from $10,096 in the year earlier. Without the one-time restructuring charge, the Company's operating loss would have been $5,457, almost one-half of the year earlier figure.

OTHER EXPENSES. Other expenses, which totaled $105 during 1998 compared to $3,378 in 1997, consisted primarily of interest expenses on the Company's debt and costs related to currency conversions and exchange rate fluctuations between the U.S. dollar and the Israeli shekel. Other expenses during 1997 included substantial charges related to two offerings by the Company of convertible securities. These financing costs included a "guaranteed return" of $2,104 granted to the purchasers and the cost of warrants issued to the investors in the amount of $1.080.

NET LOSS. The Company experienced a net loss of $6,819 during 1998 compared to a net loss of $13,474 during the prior year.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

NET SALES. Net sales decreased approximately 37% to $3,125 during 1997 from $4,953 during 1996. New management, which joined the Company during the first quarter of 1997, shifted the product mix and sales and marketing emphasis away from the retail market and towards the original equipment manufacturers
(OEM) and business-to-business markets.

     Consistent with its focus on the OEM and business-to-business markets, the Company reduced its advertising, marketing and sales efforts in the retail market and experienced a corresponding reduction in revenue from this market. 1997 sales to the OEM and business-to-business market developed at a slower pace than expected for several reasons including the need to rebuild and refocus the Company's sales and marketing capability after the significant restructuring which began in 1996. Also, various products intended for the OEM and business-to-business market were not available until the latter part of 1997.

     As the Company shifted its sales and marketing focus away from the retail market, it was left with excess "boxed software" which it had previously manufactured and assembled for sale. The Company completed a transaction during 1997, in which it exchanged its excess retail inventory with a book value of $666 for $1,600 worth of "trade credits." The trade credits have a useful life of three years and can be used in conjunction with cash to purchase such items as raw materials, office supplies, travel services, media and advertising. The Company recognized revenue of $666 as a result of the trade credit transaction, established a reserve of $934 and recorded $666 in trade credits as a long term asset. No gain or loss was recognized as a result of the transaction. The Company subsequently determined that it was unlikely to realize more than a small amount of value from the trade credits and, during 1998, took a charge of $512 to reduce the carrying cost of this asset.

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

PRODUCT DEVELOPMENT COSTS. The Company has continued to place significant emphasis on the development and enhancement of new products and introduced, and continues to introduce, a number of new products aimed primarily at the business-to-business market. Product development costs, which are predominantly salaries and other personnel-related costs, increased approximately 42% from $3,386 in 1996 to $4,813 in 1997. The increase in product development costs is primarily attributable to AgentSoft. The subsidiary was formed in early 1996 and its total cost that year was $522 compared to $1,385 in 1997. Staffing in product development at Accent remained relatively constant at approximately 54 people during most of 1997, but personnel reductions implemented during the fourth quarter led to a 1997 year-end staffing level of 44. Staffing at AgentSoft increased to 21 at December 31, 1997, from 12 at the end of 1996.

MARKETING EXPENSES. The shift away from the retail market led to a reduction in sales and marketing expenses of over 75% from $9,242 in 1996 to $2,177 in 1997. Accent closed its U.S. sales office in Newport Beach, California, during January, 1997, and in December, 1997, closed its European sales office in London. Staffing in the sales and marketing area, which had been reduced from a peak of 37 employees in mid-1996, to 20 at the end of 1996, was further reduced to 9 at the end of 1997.

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

NET LOSS. The Company's net loss declined 36% to $13,474 in 1997 from $21,034 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Although the Company has been successful on several occasions during the past two years in raising additional working capital through the sale of convertible secutities, those funds were essentially exhausted by December 31, 1998. The Company secured $600 in additional working capital during the first quarter of 1999 in the form of short term debt and the Company believes that these funds, coupled with cost reduction efforts which have substantially reduced its working capital requirements, will be sufficient to meet its requirements for approximately six months. When these funds are exhausted or if the Company's current working capital falls short of its requirements due to revenue shortfalls or other unanticipated contingencies, the Company may need to seek additional financing. There is no assurance that the Company will be successful in securing additional working capital and any failure on the part of the Company to do so will have a material adverse impact on the Company and may cause the Company to cease operations.

    Accent executed a Preferred Share Purchase Agreement ("Agreement") with Lernout & Hauspie during May, 1998, pursuant to which the Company issued 4,000 Series C Preferred shares in exchange for $4,000. Fees and expenses related to the transaction totaled approximately $230 resulting in net proceeds to the Company of $3,770. Also pursuant to the Agreement, Accent issued warrants which allow the investor to purchase 4,444,444 Ordinary Shares of the Company at an exercise price of $0.55 per share. The warrants are exercisable for five years.

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

    At the time of the Preferred Share Purchase Agreement with Lernout & Hauspie, the Company had Israeli government-guaranteed loans outstanding of approximately $1,710. The agreement stipulated that these loans were to be retired by September 4, 1998. During the third quarter, the Company used proceeds from the Preferred Share Purchase Agreement to pay down a portion of the outstanding balance. The Company also entered into an agreement with the government of Israel and appropriate Israeli banking officials to permit the Company to retire the remainder of the loans through the issuance of additional equity. Subsequent to the agreement with the government, however, there was a significant decline in both the Company's share price and in the average daily trading volume in the Company's stock. The combination of the lower share price and low trading volume made it essentially impossible to sell sufficient equity to retire the loan by the stipulated date and as of December 31, 1998, the Company had $1,180 in government-guaranteed loans still outstanding.

    Subsequent to December 31, 1998, the Company entered into a further agreement with the government of Israel and various Israeli banking officials whereby the Company issued warrants to the bank to purchase 2,448,000 ordinary shares in full satisfaction of the balance of the loan. The warrants vest on the second anniversary of the grant (that is, January 25, 2001) and expire on January 25, 2006.

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

    Accent's working capital was $(1,456) at December 31, 1998 compared to $109 at December 31, 1997. The change in working capital primarily reflects the Company's continuing operating losses.

    The Company's operating activities used cash of $4,823, $15,579 and $15,422 for the years ended December 31, 1998, 1997 and 1996, respectively. The major factors contributing to the lower 1998 figure are the Company's improved operating results and the fact that a number of large creditors had been brought into balance during 1997 reducing the amount of further payments required in 1998. The Company's accounts payable and accruals balance was reduced by $4,066 during 1997 as the Company attempted to bring its creditors current in the amounts owed them. During 1997, the Company retained the services of a marketing specialist and a marketing and public/investor relations firm, both of which were compensated through the issuance of warrants or shares rather than in cash.

    The Company's investing activities used cash of $12, $834 and $1,067 during the years ended December 31, 1998, 1997 and 1996, respectively. Cash generated during the most recent year came primarily from the sale of capital equipment excess to the Company's current needs. The reduction in the 1997 figure as compared to 1996 reflects a reduction in spending on capital equipment such as computers.

    Financing activities provided cash of $2,477, $10,189 and $15,579 during the years ended December 31, 1998, 1997 and 1996, respectively. The cash provided in 1998 includes the net proceeds from the sale of preferred shares to Lernout and Hauspie which was discussed earlier in this section. During 1998, the Company retired long term debt in the amount of $1,550, of which $1,320 was retired through cash payments and $230 was retired through the issuance of Ordinary Shares. During 1997, $1,332 of the Company's long term debt was retired. During 1996, the Company received proceeds from bank loans of $1,758.

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

EFFECTIVE CORPORATE TAX RATE

    The Company maintained operations during 1998 in both Israel and the United States and in 1997 also maintained operations in England and must comply with the tax regulations of each country. To date, none of the Company's operations in any of the countries in which it operations has been profitable and, therefore, the Company has not paid income taxes nor does it have any income tax liability.

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

"EURO" CURRENCY

    As the Company does not trade in European currencies, management believes that the introduction of the Euro will have no significant influence on the results of the Company.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED FINANCIAL STATEMENTS
  Independent Auditors' Report..........................................   24
  Consolidated Financial Statements
    Consolidated Balance Sheets as of December 31, 1998 and 1997........   25
    Consolidated Statements of operations for the years ended
      December 31, 1998, 1997 and 1996..................................   26
    Consolidated Statements of Changes in Shareholders' Equity
      (Deficit) for the years ended December 31, 1998, 1997 and 1996....   27
    Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996..................................   28
    Notes to the Consolidated Financial Statements......................   29

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
  Schedule II: Valuation and Qualifying Accounts........................   44
    All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.


                         INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS OF ACCENT SOFTWARE INTERNATIONAL LTD.:

    We have audited the consolidated balance sheets of Accent Software International Ltd. as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997 and, and the results of its operations and its cash flows for each of the three years ended December 31, 1998, in conformity with accounting principles generally accepted in Israel and in the United States (as applicable to the financial statements of the Company such principles are practically identical).

    As discussed further in Note 1, the Company incurred losses of approximately $6.8 million during the year ended December 31, 1998. As of that date, the Company has an accumulated deficit of approximately $53.5 million. These factors, among others, as described in Note 1, create a substantial doubt about the Company's ability to continue as a going concern and uncertainty as to the recoverability and classification of recorded asset amounts, and the amounts and classification of liabilities. The acCompanying financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                       LUBOSHITZ KASIERER
                                   Member Firm of Arthur Andersen


Tel Aviv, Israel
March 26, 1999

                      ACCENT SOFTWARE INTERNATIONAL LTD.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
                    U. S. dollars and shares in thousands

                                                                           DECEMBER 31,
                                                                 ------------------------------
                                                                    1998                 1997
                                                                 ---------           ----------
                                   ASSETS
CURRENT ASSETS

       Cash and cash equivalents                                 $    141            $  2,499
       Trade receivables, net of allowance of
           $219 in 1998 and $63 in 1997                               265                 755
       Other receivables                                               91                 117
       Prepaid expenses                                                 5                 906
       Inventories                                                      7                  85
                                                                 ---------           ---------
            Total current assets                                      509               4,362
EQUIPMENT
       Cost                                                           238               2,630
       Less - Accumulated depreciation                                198               1,220
                                                                 ---------           ---------
            Equipment, net                                             40               1,410
OTHER LONG TERM ASSETS                                                 50                 666
                                                                 ---------           ---------
            Total assets                                         $    599            $  6,438
                                                                 ---------           ---------
                                                                 ---------           ---------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

       Current maturities of long-term debt                      $  1,180            $  1,886
       Accounts payable and accrued expenses                          785               2,367
                                                                 ---------           ---------
            Total current liabilities                               1,965               4,253
LONG-TERM BANK LOANS                                                    -                 844
ACCRUED SEVERANCE LIABILITY                                            15                 318
                                                                 ---------           ---------
            Total liabilities                                       1,980               5,415
                                                                 ---------           ---------

SHAREHOLDERS' EQUITY (DEFICIT)

       Preferred Shares, par value NIS 0.01, authorized
           10,000 shares, issued and outstanding 4 and 3 at
           December 31, 1998 and 1997, respectively                     -                   -
       Ordinary Shares, par value NIS 0.01, authorized 65,000
           shares, issued and outstanding 29,223 and 17,140
           at December 31, 1998 and 1997, respectively                 77                  43
       Share premium                                               52,082              47,701
       Accumulated deficit                                        (53,540)            (46,721)
                                                                 ---------           ---------
            Total shareholders' equity (deficit)                   (1,381)              1,023
                                                                 ---------           ---------
            Total liabilities and shareholders' equity           $    599            $  6,438
                                                                 ---------           ---------
                                                                 ---------           ---------

             The accompanying notes form an integral part of these consolidated financial statements.

                ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
       U. S. dollars and shares in thousands (except per share information)

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------
                                                              1998               1997              1996
                                                         --------------    ---------------   ---------------
NET SALES                                                     $  1,949          $   3,125         $   4,953
COST OF SALES                                                      997              3,062             6,767
                                                         --------------    ---------------   ---------------
GROSS PROFIT (LOSS)                                                952                 63            (1,814)
                                                         --------------    ---------------   ---------------

OPERATING COSTS AND EXPENSES

       Product development costs                                 2,540              4,813             3,386
       Marketing expenses                                        1,404              2,177             9,242
       General and administrative expenses                       2,465              3,169             6,437
       Restructuring charge                                      1,257                  -                 -
                                                         --------------    ---------------   ---------------
       Total operating costs and expenses                        7,666             10,159            19,065
                                                         --------------    ---------------   ---------------

OPERATING LOSS                                                  (6,714)           (10,096)          (20,879)
       Other expenses, net                                         105              3,378               155
                                                         --------------    ---------------   ---------------

NET LOSS                                                      $ (6,819)         $ (13,474)        $ (21,034)
                                                         --------------    ---------------   ---------------
                                                         --------------    ---------------   ---------------
NET LOSS PER SHARE                                            $  (0.25)         $   (1.08)        $   (2.12)
                                                         --------------    ---------------   ---------------
                                                         --------------    ---------------   ---------------

Weighted average
       number of shares outstanding                             27,242             12,495             9,926
                                                         --------------    ---------------   ---------------
                                                         --------------    ---------------   ---------------

             The accompanying notes form an integral part of these consolidated financial statements.

                  ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                      U. S. dollars and shares in thousands

                                               NUMBER OF:
                                         --------------------------
                                          PREFERRED      ORDINARY        SHARE          SHARE        ACCUMULATED
                                           SHARES         SHARES        CAPITAL        PREMIUM         DEFICIT          TOTAL
                                         -----------   ------------  ------------  --------------  --------------  --------------
BALANCE AS OF DECEMBER 31, 1995                   -          9,481          $ 21         $22,325        $(12,213)       $ 10,133

Issuance of shares and warrants                   -          1,800             6          12,785               -          12,791
Warrants and options exercised                    -            389             1           1,083               -           1,084
Net Loss                                          -              -             -               -         (21,034)        (21,034)
                                         -----------   ------------  ------------  --------------  --------------  --------------
BALANCE AS OF DECEMBER 31, 1996                   -         11,670          $ 28         $36,193        $(33,247)       $  2,974
                                         -----------   ------------  ------------  --------------  --------------  --------------

Issuance of Preferred Shares                      3              -             -           1,750               -           1,750
Issuance of Ordinary Shares                       -            612             2             993               -             995
Issuance of Preferred Shares upon
  conversion of debentures                        3              -             -           6,527               -           6,527
Issuance of Ordinary Shares upon
  conversion of debentures                        -            846             2           2,176               -           2,178
Issuance of Ordinary Shares upon
  conversion of Preferred Shares                 (3)         3,985            11               -               -              11
Warrants exercised                                -             27             -              62               -              62
Net loss                                          -              -             -               -         (13,474)        (13,474)
                                         -----------   ------------  ------------  --------------  --------------  --------------
BALANCE AS OF DECEMBER 31, 1997                   3         17,140            43          47,701         (46,721)          1,023
                                         -----------   ------------  ------------  --------------  --------------  --------------

Issuance of Ordinary Shares upon
  conversion of Preferred Shares                 (3)         9,623            27               -               -              27
Issuance of Preferred Shares                      4                                        3,768                           3,768
Issuance of Ordinary Shares in
  satisfaction of long-term debt                  -            732             2             227               -             229
Issuance of Ordinary Shares in                                                                                                 -
  satisfaction of accounts payable                -          1,620             4             356               -             360
Options exercised                                 -            108             1              30               -              31
Net loss                                          -              -             -               -          (6,819)         (6,819)
                                         -----------   ------------  ------------  --------------  --------------  --------------
BALANCE AS OF DECEMBER 31, 1998                   4         29,223            77          52,082         (53,540)         (1,381)
                                         -----------   ------------  ------------  --------------  --------------  --------------
                                         -----------   ------------  ------------  --------------  --------------  --------------


             The accompanying notes form an integral part of these consolidated financial statements.

                ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     U. S. dollars and shares in thousands

                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                     1998             1997             1996
                                                                 --------------   --------------   --------------
OPERATING ACTIVITIES

Net loss                                                              $ (6,819)       $ (13,474)       $ (21,034)
Adjustments to reconcile net loss to net cash
   used in operating activities
       Depreciation and amortization                                     1,382            1,052            1,118
       Change in allowance for doubtful accounts                           156           (2,182)           1,248
       Change in realizable value of other long term assets                616                -                -
       Changes in assets and liabilities
          (Increase) decrease in trade receivables                         334            2,466              953
          (Increase) decrease in other receivables                          26                -                -
          (Increase) decrease in prepaid expenses                          901             (311)              61
          (Increase) decrease in inventories                                78              936              638
          Increase (decrease) in accounts payable & accruals            (1,194)          (4,066)           1,594
          Increase (decrease) in severance liability                      (303)               -                -
                                                                 --------------   --------------   --------------
       Net cash (used in) operating activities                          (4,823)         (15,579)         (15,422)
                                                                 --------------   --------------   --------------

INVESTING ACTIVITIES

Disposition (acquisition) of fixed assets                                  (12)            (168)          (1,021)
Increase in other long-term assets                                           -             (666)               -
Capitalization of software development costs                                 -                -              (46)
                                                                 --------------   --------------   --------------
       Net cash provided by (used in) investing activities                 (12)            (834)          (1,067)
                                                                 --------------   --------------   --------------

FINANCING ACTIVITIES

Increase in government-guaranteed loans                                      -                -            1,758
Repayment of government-guaranteed loans                                (1,321)          (1,332)             (54)
Net proceeds received on issuance of debentures and warrants                 -            5,525                -
Net proceeds received on issuance of preferred shares                    3,768            1,580                -
Net proceeds received on issuance of ordinary shares                         -                -           12,791
Net proceeds received on exercise of warrants and options                   30            4,416            1,084
                                                                 --------------   --------------   --------------
       Net cash provided by financing activities                         2,477           10,189           15,579
                                                                 --------------   --------------   --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (2,358)          (6,224)            (910)
Cash and cash equivalents, beginning of period                           2,499            8,723            9,633
                                                                 --------------   --------------   --------------
Cash and cash equivalents, end of period                              $    141        $   2,499        $   8,723
                                                                 --------------   --------------   --------------
                                                                 --------------   --------------   --------------

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Ordinary shares issued in satisfaction of accounts payable            $    388        $       -        $       -
                                                                 --------------   --------------   --------------
                                                                 --------------   --------------   --------------
Cancellation of ordinary shares issued in payment for services        $    229        $       -        $       -
                                                                 --------------   --------------   --------------
                                                                 --------------   --------------   --------------
Trade credits received as payment for revenue                         $      -        $     666        $       -
                                                                 --------------   --------------   --------------
                                                                 --------------   --------------   --------------
Debt issuance costs paid by issuance of warrants                      $      -        $   4,416        $       -
                                                                 --------------   --------------   --------------
                                                                 --------------   --------------   --------------
Prepaid assets received in exchange for shares                        $       -       $   1,089        $       -
                                                                 --------------   --------------   --------------
                                                                 --------------   --------------   --------------

             The accompanying notes form an integral part of these consolidated financial statements.

                        ACCENT SOFTWARE INTERNATIONAL LTD.
                                 AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. dollars in thousands

Note 1   -    GENERAL

     Accent Software International and its subsidiaries (the "Company") is a provider of language solutions for software developers, corporations and consumers. The Company was founded in 1988 in Jerusalem, Israel. Accent Worldwide, Inc., incorporated in 1991, is located in Colorado Springs, Colorado, and includes sales, marketing, software development, and executive management.

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

     Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are remeasured into U.S. dollars in accordance with the principles set forth in Statement No. 52 of the Financial Accounting Standards Board of the United States (FASB). Exchange gains and losses from the aforementioned remeasurements are reflected in the statements of operations. The representative rate of exchange prevailing on December 31, 1998 was U.S. $1 = New Israeli Shekel ("NIS") 4.160; on December 31, 1997 it was U.S. $1 = NIS 3.536, and on December 31, 1996 it was U.S. $1 = NIS 3.251.

     The Company incurred net losses of $6,819 and $13,474 in the years ended December 31, 1998 and 1997, respectively. Net cash used in operating activities for 1998 and 1997 was $4,823 and $15,579, respectively. As of December 31, 1998, the Company had an accumulated deficit of $53,540. The Company also incurred substantial losses prior to 1997 primarily attributed to aggressive product development and marketing efforts based upon strong retail market expectations for the Company's products. Anticipated revenue did not materialize, however, resulting in substantial operating and cash losses. Revenue declined in 1998 and 1997 from its 1996 level for several reasons. First, the Company, under new management, shifted its product development, sales and marketing focus away from the retail market, toward the OEM and business-to-business market. Second, due to liquidity and working capital constraints, the Company reduced the size of its direct sales force and its expenditures for sales and marketing activities such as advertising and trade show participation. Concerns from potential customers about the Company's ability to remain a going concern also contributed to the revenue shortfall.

     GOING CONCERN

     The consolidated financial statements have been prepared assuming the Company will continue as a going concern. Note, however, that the report of the Company's Independent Auditors raises doubt about the Company's ability to continue as a going concern. Management believes Accent will remain a going concern but acknowledges that the Company's history of operating losses and operating cash flow deficits raises legitimate concern about the Company's longer term prospects.

     To enhance the Company's longer term prospects, management has focused on increasing revenue, reducing expenses and obtaining additional external financing.

     To increase revenue, the Company has developed new products to serve the language information industry, has entered into alliances with other companies in the industry aimed at broadening the Company's market reach, has expanded its translation services business and has explored new market niches as potential sources of customers for its products and translation services.

                        ACCENT SOFTWARE INTERNATIONAL LTD.
                                 AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. dollars in thousands

     To reduce expenses, the Company has reduced its staffing level from approximately 170 employees at its peak in 1996 to 15 employees at December 31, 1998. Related expenses such as rent, telephone, travel and training costs have been reduced proportionately. The shift away from the retail market has led to a reduction in production and inventory carrying costs. Upon completion of several product development activities during the fourth quarter, 1998, the Israel-based product development function was disbanded. The Company intends to reestablish a product development capability in the United States. The Company has reduced discretionary spending on advertising and marketing as well as the amount it spends on exhibitions and trade shows and, over the past two years, has closed its sales offices in England, California, Canada and Israel. General and administrative expenses have been reduced through out-sourcing and the elimination of non-essential activities.

     During both the third and fourth quarters of 1997, the second quarter of 1998 and the first quarter of 1999, the Company successfully obtained external financing through the sale of convertible securities. The Company continues to explore sources of additional financing to satisfy its operational requirements.

     The acCompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

     RESTRUCTURING

     In response to the fact that actual revenue was short of management's expectations and that the Company was unable to generate sufficient cash flow from its operations to sustain the business, management instituted restructuring initiatives designed to reduce operating expenses and working capital requirements. The restructuring activities, which are also discussed in the Going Concern paragraphs, above, were completed during the fourth quarter of 1998.

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

C.   ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

     The allowance for doubtful accounts is calculated principally for specific accounts the collectibility of which is doubtful and, in part, includes a general provision based on the aging of the accounts. A provision for estimated returns is recorded at the time of sale, based on past experience in determining returns for similar types of products.

D.   INVENTORIES

     Over the past two years, the Company has almost totally exited the retail market and, as a result, the amount of inventory the Company maintains has decreased substantially. The Company no longer maintains any inventory or its manufacturers now does the Company engage its manufacturers to bill and ship product as it did in the past. To the extent the Company maintains any inventory, inventory is stated at the lower of cost or market and consists primarily of computer software on compact discs and assembled box products. Cost is determined mainly by the "first-in, first-out" method.

E.   EQUIPMENT

     Equipment is stated at cost. Depreciation is calculated to show the net realizable value of the assets at the end of the financial year.

F.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     The Company has accelerated its product development cycle and is currently expensing its software development costs as part of its product development costs. All previously capitalized software development costs were fully amortized by December 31, 1997.

G.   REVENUES

     SOP 97-2, regarding software revenue recognition, became effective for all transactions entered into in fiscal years commencing on or after December 15, 1997. The Company recognizes revenue in accordance with this Standard.

     OEM sales are typically made to another hardware or software manufacturer who wishes to "bundle" Accent's product with its product for sale to an end-user. Accent recognizes OEM sales when all of the following conditions have been met: (1) the order has been received (or agreement signed); (2) the software has been shipped; (3) collection of the receivable is determined to be probable; and, (4) no significant obligations on Accent's part remain outstanding.

                        ACCENT SOFTWARE INTERNATIONAL LTD.
                                 AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. dollars in thousands


     Accent understands that acceptance of the software by the licensee is a prerequisite of revenue recognition. The Company generally addresses this concern by including in its OEM license agreements a statement by the licensee that it has had a chance to evaluate the software being licensed and has deemed it suitable for its needs. In those cases where the licensee negotiates a period of time to evaluate the software prior to formal acceptance, revenue recognition is deferred until acceptance has been obtained. End-user acceptance of the software is irrelevant to Accent's revenue recognition because the OEMs do not have an option to return or receive credit for product once it has been accepted by the OEM even though it may subsequently be returned to the OEM by the end-user.

     Accent recognizes revenue under the "try before you buy" arrangement only upon acceptance of the product by the customer. Under the "try before you buy" arrangement, a potential customer can either download the software from the Company's Web site or request a CD from the Company. In either case, the software is "time bombed," meaning that it will operate for only a limited trial period. If the user wishes to continue using the software after the trial period, the user must "unlock" the software with instructions provided by the Company. To receive the instructions, the customer must accept and agree to pay for the product. Revenue recognition occurs only at that point.

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

H.  LOSS PER SHARE

    Effective December 31, 1997, the Company adopted, as required, SFAS No 128, "Earnings per Share." In accordance with SFAS 128, net earnings (loss) per Ordinary Share amounts ("Basic EPS") are computed by dividing net earnings (loss), adjusted for preferred stock as required, by the weighted average number of common shares outstanding and excluded any dilution. Net earnings (loss) per Ordinary Share amounts assuming dilution ("Diluted EPS") are computed by reflecting potential dilution of the Company's securities. Basic and diluted EPS are the same for the years ended December 31, 1998, 1997 and 1996, respectively since all securities are considered antidilutive. Options of 1,506,258 and Warrants totaling 12,762,357 that were outstanding during the year were not included in the computation of diluted EPS since they were considered anti-dilutive. In addition, the convertible preferred shares outstanding were not included in the computation of diluted EPS since their conversion would have had an antidilutive effect.

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

     Total trade receivables declined approximately 59% from December 31, 1997 to December 31, 1998 and the Company increased its allowance for doubtful accounts by $156.

                                             DECEMBER 31,
                                    --------------------------------
                                        1998              1997
                                    -------------     --------------

Domestic (Israel)                          $ 239              $ 356
Foreign                                      245                462
                                    -------------     --------------
                                             484                818
Less: Allowance for Doubtful
    accounts and sales returns               219                 63
                                    -------------     --------------
Total                                      $ 265              $ 755
                                    -------------     --------------



Note 4   -    INVENTORIES

       Inventory at December 31, 1998 and 1997 consisted entirely of finished goods.

     During 1997 as the Company shifted away from the retail market, it recognized that it had a large amount of inventory that was surplus to its foreseeable requirements and during the second quarter of 1997, the Company completed an exchange of its "excess" inventory in which it sold inventory with a book value of $666 and received $1,600 in "trade credits." The Company recorded the trade credits as a long-term asset with a value equal to the inventory surrendered, that is, $666. No gain or loss was recorded on the transaction. The trade credits were available to use over a period of three years and could be exchanged, with cash, for a variety of products and services. From its receipt of the credits in 1997 through the end of 1998, the Company realized approximately $100 from use of the trade credits. Following the restructuring which the Company completed during 1998, it recognized that it was unlikely to realize more than a relatively small additional amount of value from the trade credits and took a charge of $512 to bring the carrying cost of the credits in line with their estimated value.

                        ACCENT SOFTWARE INTERNATIONAL LTD.
                                 AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. dollars in thousands

Note 5   -    EQUIPMENT

     Following the personnel reductions that were part of the 1998 restructuring effort, the Company was left with a significant amount of equipment which was excess to its current requirements. The excess equipment was liquidated during the fourth quarter, 1998.

                                              COMPUTERS            OFFICE
                                               SOFTWARE          FURNITURE
                                             AND RELATED            AND
                            VEHICLES          EQUIPMENT          EQUIPMENT            TOTAL
                         ---------------    ---------------    ---------------    ---------------
COST

January 1, 1998                   $ 101            $ 1,859              $ 670            $ 2,630
Additions                             -                 38                  2                 40
Disposals                          (101)            (1,718)              (613)            (2,432)
                         ---------------    ---------------    ---------------    ---------------
December 31, 1998                 $   -            $   179              $  59            $   238
                         ---------------    ---------------    ---------------    ---------------

ACCUMULATED DEPRECIATION

January 1, 1998                   $  39            $   941              $ 240            $ 1,220
Provision                            58                854                400              1,312
Disposals                           (97)            (1,643)              (594)            (2,334)
                         ---------------    ---------------    ---------------    ---------------
December 31, 1998                 $   -            $   152              $  46            $   198
                         ---------------    ---------------    ---------------    ---------------

NET BOOK VALUE

December 31, 1998                 $   -            $    27              $  13            $    40
                         ---------------    ---------------    ---------------    ---------------
                         ---------------    ---------------    ---------------    ---------------
December 31, 1997                 $  62            $   918              $ 430            $ 1,410
                         ---------------    ---------------    ---------------    ---------------


Note 6 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     The Company has accelerated its product development cycle and is currently expensing its software -- development costs as part of its product development costs. All previously capitalized software development costs were fully amortized by December 31, 1997.

                        ACCENT SOFTWARE INTERNATIONAL LTD.
                                 AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. dollars in thousands


Note 7   -    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Several large vendor account balances were converted into equity during 1998 and the Company continued to make progress in bringing all of its vendors current. The Company was also able to meet its obligations to its employees, including those that were discharged as part of the restructuring activity.

                                              DECEMBER 31,
                                    --------------------------------
                                        1998              1997
                                    -------------     --------------
Suppliers                                  $ 467            $ 1,497
Employee-related payables                     89                507
Accruals and other payables                  229                363
                                    -------------     --------------
                                           $ 785            $ 2,367
                                    -------------     --------------
                                    -------------     --------------


Note 8  -     LONG-TERM BANK LOANS

     During 1998, the Company entered into an agreement with the government of Israel and various Israeli banking officials which allowed the Company to convert its government-guaranteed long-term debt into ordinary shares of the Company. $1,550 of the Company's long-term debt was retired during the year including approximately $230 which was converted into 732,000 Ordinary Shares by December 31, 1998. The balance of the long-term debt was reclassified as current maturities of long-term debt and this balance was converted into equity during the first quarter of 1999 through the issuance of warrants to purchase 2,448,000 Ordinary Shares of the Company.

Note 9 - SHARE CAPITAL

     ISSUANCE OF SHARES IN SATISFACTION OF LONG AND SHORT TERM DEBT

     During the months of June, July and August 1998, the Company reached agreement with several of its largest creditors pursuant to which the creditors agreed to accept shares of the Company in payment of all or a portion of the amounts due them. First, the Company agreed to issue to the Bank for Industrial Development (the "Bank"), at the Bank's request, a number of Ordinary Shares sufficient to repay approximately $1,600 of a Government-guaranteed loan which the Company received pursuant to the Government's Approved Enterprise Program. The shares so issued were to be sold by the Bank so that the proceeds from such sales could suffice to repay the Bank Debt and any other associated commissions and costs. To date, 732,000 ordinary shares were issued to the Bank. Subsequent to this agreement with the Bank, the Company and the Bank reached a second agreement, in January 1999, to issue to the Bank warrants to purchase 2,448,000 ordinary shares of the Company in exchange the total forgiveness of the outstanding balance of the Government-guaranteed loan at that date equal to $1,224. These warrants vest on the second anniversary of their grant and expire on January 25, 2006. Second, the Company issued 1,070,218 Ordinary Shares to four of its trade creditors in 1998, and another 68,000 Ordinary Shares in February 1999 in payment of trade debts in the amount of approximately $420.

     PRIVATE PLACEMENTS PURSUANT TO REGULATION D

                        ACCENT SOFTWARE INTERNATIONAL LTD.
                                 AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. dollars in thousands

     Accent executed a Preferred Share Purchase Agreement with Lernout & Hauspie Speech Products, N.V. ("L&H") on June 4, 1998 pursuant to which the Company issued 4,000 Series C Preferred shares in exchange for $4,000. Fees and expenses related to the transaction totaled approximately $230 resulting in net proceeds to the Company of $3,770. The Series C Preferred Shares do not pay interest but do provide the investor with a preference over Ordinary Shareholders in the event of liquidation.

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

     WARRANTS

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

                        ACCENT SOFTWARE INTERNATIONAL LTD.
                                 AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. dollars in thousands

     OPTIONS

     The Company, pursuant to formal share option plans adopted in 1995 and 1997 under which 1,875,000 shares were initially reserved, has granted options to shareholders and to employees, non-employee directors and consultants of the Company. The options are exercisable under certain conditions and for certain periods and expire between January 1996 and August 2004. The exercise price of options granted was not less than the fair market value of the shares on the date of the grants.

                                                                           WEIGHTED
                                         NUMBER           PRICE         AVERAGE PRICE
                                       OF SHARES        PER SHARE         PER SHARE
                                       ----------     -------------     --------------
OUTSTANDING DECEMBER 31, 1996            991,000
                                       ---------
Granted                                  829,250       1.63 - 4.50
Exercised                                 16,667       3.03 - 4.37           3.77
Forfeited                                369,916
                                       ---------
OUTSTANDING DECEMBER 31, 1997          1,433,667
                                       ---------
Granted                                2,525,250       0.34 - 0.72
Exercised                                107,168       0.24 - 0.34           0.27
Forfeited                              2,345,491
                                       ---------
OUTSTANDING DECEMBER 31, 1998          1,506,258
                                       ---------


     The weighted average fair value of options granted in 1998 was $0.15 per share. The following table summarizes information about options outstanding at December 31, 1998:

                             OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                  -----------------------------------------    --------------------------
                                    WEIGHTED
                    NUMBER           AVERAGE       WEIGHTED       NUMBER         WEIGHTED
   RANGE OF       OUTSTANDING       REMAINING      AVERAGE      OUTSTANDING      AVERAGE
   EXERCISE           AT           CONTRACTUAL     EXERCISE         AT           EXERCISE
    PRICES        DEC. 31,1998        LIFE          PRICE       DEC. 31,1998      PRICE
-------------     ------------     -----------     --------     ------------     --------
$0.24 - $1.00        973,717            6            $0.39          775,636        $0.39
$1.01 - $3.00        355,000            5            $1.87          105,000        $1.86
$3.01 - $4.33        177,541            4            $3.84          177,551        $3.84
                   ---------                                      ---------
                   1,506,258                                      1,058,187
                   ---------                                      ---------
                   ---------                                      ---------


     As the fair market value of options granted did not exceed the exercise price on the date of the grant, no compensation was recorded for these options in accordance with APB No. 25.

     Had compensation cost been determined under the alternative fair value accounting method provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have increased to the pro forma amounts shown in the next table.

                        ACCENT SOFTWARE INTERNATIONAL LTD.
                                 AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. dollars in thousands

                            1998            1997            1996
                          ---------       ---------       ---------
NET LOSS
  As Reported             $ (6,819)       $ (13,474)      $ (21,034)
  Pro Forma               $ (7,146)       $ (14,822)      $ (21,994)

NET LOSS PER SHARE
  As Reported             $  (0.25)       $   (1.08)      $   (2.12)
  Pro Forma               $  (0.26)       $   (1.13)      $   (2.22)


     Under Statement 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: (1) expected life of the option for 2 years; (2) dividend yield of 0%; (3) expected volatility of 156% and 141% respectively; and (4) risk-free interest rate of 6%.

     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     As of December 31, 1998, 1,058,187 options were fully vested but have not been exercised, and the remaining 448,081 will vest as follows:

YEAR                VESTING
----                -------
1999                222,082
2000                152,999
2001                 23,000


     Of the total number of options outstanding at the end of 1998, 50,000 had no set vesting date.

     In addition, the Company amended the CEO Share Option Plan on July 20, 1998 to grant the chief executive officer a total of 1,086,000 options at exercise prices between $0.375 and $1.032 per share. These options shall vest at various times and upon various conditions set forth in the new CEO Share Option Plan. The granting of these options was conditioned upon the forfeiture of the 350,000 options granted to the chief executive officer pursuant to the prior CEO Share Option Plan. Because the new CEO Share Option Plan and the grants made thereunder are subject to the approval of the Company's shareholders, which approval has not been granted as of this date, neither the grant of 1,086,000 options nor the forfeiture of the 350,000 options have been included in the numbers set forth in this note.

     The Company also granted 50,000 options to a newly appointed non-employee director on July 22, 1998, at an exercise price of $0.4375 per share, subject to approval of the Company's shareholders at the next regular annual meeting. It is the Company's intention that these options vest one year after their grant, but because they are subject to the approval of the Company's shareholders and which approval has not been granted as of this date, these 50,000 options have not been included in the numbers set forth above.

                        ACCENT SOFTWARE INTERNATIONAL LTD.
                                 AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. dollars in thousands

RESERVED FOR FUTURE ISSUANCES

     The Company has reserved authorized but unissued ordinary shares for future issuance as follows:

                                    NUMBER OF SHARES AT DECEMBER 31,
                                        1998               1997
                                    -------------      -------------
Warrants                               12,616,194      5,819,913
Founder's Share Option Plan                    --        225,125
Employee and Non-Employee               1,357,708      1,357,708
  Share Option Plans (1995)
CEO Share Option Plan (1997)              450,000        450,000
CEO Share Option Plan (1998)              636,000 *           -
Non-Plan Option Grants to
  Non-Employee Directors                       --         80,000
                                       ----------      ---------
                                       15,059,902      7,932,746
                                       ----------      ---------
                                       ----------      ---------


* Plus the 450,000 Options from the 1997 Plan. These 636,000 additional shares have been reserved by the Company conditional on the approval of the CEO Share Option Plan (1998) by the shareholders at the next annual meeting. Provided the Plan is approved, these shares and the shares previously reserved in connection with the CEO Share Option Plan (1997) will be reserved.

INCREASE IN AUTHORIZED SHARES

     At the annual and extraordinary shareholders' meeting held on May 28, 1998, the shareholders approved amendments to the Articles of Association to increase the number of authorized Ordinary Shares from 45,000,000 to 65,000,000 and to increase the number of shares reserved for issuance pursuant to the ESOP and NESOP from 1,125,000 to 1,875,000 and from 200,000 to 300,000, respectively.

                        ACCENT SOFTWARE INTERNATIONAL LTD.
                                 AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. dollars in thousands

NOTE 10  -  NET SALES

     Sales have declined due to concerns on the part of certain potential customers as to the Company's ability to remain a going concern. The Company has also reduced its spending on sales and marketing activities and this, in turn, has also contributed to lower sales. The Company is not reliant on any single customer for a significant portion of its revenue.

                               FOR THE YEAR ENDED DECEMBER 31,
                               -------------------------------
                                 1998        1997        1996
                               -------     -------     -------
SALES BY GEOGRAPHIC AREA
Domestic (Israel)              $   526     $   650     $ 1,098
North America                    1,326       1,197       2,167
Other                               97       1,278       1,688
                               -------     -------     -------
                               $ 1,949     $ 3,125     $ 4,953
                               -------     -------     -------
                               -------     -------     -------
SALES TO A SINGLE CUSTOMER
Customer "A"                       --          666 *       --
Customer "B"                       --          --        1,000
Customer "C"                       --          --          713


*   Excess inventory liquidation

NOTE 11  -  COST OF SALES

     Cost of sales has declined both in step with the reductions in revenue and also as the Company has completed its move away from retail sales where production and inventory handling costs are higher. The Company also paid large fixed royalty expenses in 1997 and 1996 which did not recur in 1998.

                               FOR THE YEAR ENDED DECEMBER 31,
                               -------------------------------
                                 1998        1997        1996
                               -------     -------     -------
Direct Product Costs            $ 863      $ 1,631     $ 3,548
Amortization of
  Capitalized Software             --          555         719
Royalties                          68          693       2,286
Other                              66          183         214
                                ------     -------     -------
                                $ 997      $ 3,062     $ 6,767
                                ------     -------     -------


                        ACCENT SOFTWARE INTERNATIONAL LTD.
                                 AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. dollars in thousands

NOTE 12  -  PRODUCT DEVELOPMENT COSTS

     Following an intensive product development effort during 1997 and the first portion of 1998 to develop new products for the emerging markets, the Company gradually reduced its product development-related costs during the latter half of 1998. During the fourth quarter of 1998 the Company closed its Israeli-based product development department.

                               FOR THE YEAR ENDED DECEMBER 31,
                               -------------------------------
                                 1998        1997        1996
                               -------     -------     -------
Personnel-Related Costs        $ 1,920     $ 3,705     $ 2,740
Other Costs                        620       1,108         692
Software Development
  Costs Capitalized                --          --          (46)
                               -------     -------     -------
                               $ 2,540     $ 4,813     $ 3,386
                               -------     -------     -------


NOTE 13  -  MARKETING EXPENSES

     Marketing expenses have declined by 85% since 1996 as the Company has moved away from the retail market. Working capital constraints have also led to reduce spending on sales and marketing activities. During the past two years, the Company has closed sales offices in England, California, Canada and Israel.

                               FOR THE YEAR ENDED DECEMBER 31,
                               -------------------------------
                                 1998        1997        1996
                               -------     -------     -------
Personnel-Related Costs        $   687     $   999     $ 1,681
Exhibition-Related Costs           182         329       1,797
Advertising and Public
  Relations                        275         395       4,386
Other                              260         454       1,378
                               -------     -------     -------
                               $ 1,404     $ 2,177     $ 9,242
                               -------     -------     -------


                        ACCENT SOFTWARE INTERNATIONAL LTD.
                                 AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. dollars in thousands

NOTE 14  -   GENERAL AND ADMINISTRATIVE EXPENSES

     As part of the Company's restructuring activity, various general and administrative sources have been out-sourced, consolidated with other activities or eliminated. Expenses for professional fees and expenses are expected to decline significantly in the future.

                               FOR THE YEAR ENDED DECEMBER 31,
                               -------------------------------
                                 1998        1997        1996
                               -------     -------     -------
Personnel-Related Costs        $   696     $   962     $ 2,153
Bad and Doubtful Accts.            218         209       1,736
Professional Fees and
  Expenses                         790         922         687
Public/Investor Relations          --          332         --
Other                              761         744       1,861
                               -------     -------     -------
                               $ 2,465     $ 3,169     $ 6,437
                               -------     -------     -------


NOTE 15  -  TAXES ON INCOME

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

     CARRYFORWARD LOSSES

     The Company has carryforward losses for tax purposes and deductible temporary differences of approximately $50,000. There are no deferred tax balances as of December 31, 1998. As the Company is exempt from tax, the statutory tax rate for the purposes of the reconciliation of tax expense is zero.

     TAX ASSESSMENTS

     The Company has received final tax assessments through December 31, 1991. According to Israeli Tax Law, tax assessments up to and including December 31, 1993 are considered final.

                        ACCENT SOFTWARE INTERNATIONAL LTD.
                                 AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            U.S. dollars in thousands

NOTE 16  -  TRANSACTIONS WITH RELATED PARTIES

     The Company recorded revenue of $100 from the sale of a software license to a shareholder during 1998. There were no material sales to shareholders or other related parties during 1997 or 1996.

     The Company borrowed and issued a promissory note in 1997 to a shareholder in the amount of $44 as part of a short-term financing. The note was repaid in full with the proceeds from the November, 1997 financing transaction.

NOTE 17  -  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June, 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a Company must formally documents, designate and assess the effectiveness of the transactions that receive hedge accounting.

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

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                       BALANCE AT                   DEDUCTIONS     BALANCE AT
                                       BEGINNING      CHARGE TO        AND            END
                                       OF PERIOD       EXPENSE      WRITE-OFFS     OF PERIOD
                                       ----------     ---------     ----------     ----------
YEAR-ENDED DECEMBER 31, 1998
Allowance for Doubtful Accounts         $   63          $  218       $   (89)        $  192
Allowance for Sales Returns                 --              27            --             27

YEAR-ENDED DECEMBER 31, 1997
Allowance for Doubtful Accounts          1,109             209        (1,255)            63
Allowance for Sales Returns              1,136              --        (1,136)            --

YEAR-ENDED DECEMBER 31, 1996
Allowance for Doubtful Accounts            596           1,728        (1,215)         1,109
Allowance for Sales Returns                401             735            --          1,136


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

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

(a) (1)  Financial Statements.

           See Index to Financial Statements and Financial Statements which appear under Item 8 herein.

    (2)  Financial Statement Schedules.

           See Index to Financial Statements and Financial Statement Schedule which appear under Item 8 herein.

    (3)  Exhibits

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

         4.15           Warrant Agreement with The Shemano Group, Inc. (filed as
                        Exhibit 4.1 to the Company's Form S-3 filed on November
                        6, 1997, Reg. No. 333-39697).*

         10.1       -   Stock Purchase Agreement between IMR Investments V.O.F.
                        and Kivun Computers Company (1988), Ltd., Robert
                        Rosenschein, Jeffrey Rosenschein, Accent Software
                        Partners, Pal-Ron Marketing, Ltd., and KZ Overseas
                        Holding Corp., dated as of May 11, 1994, as amended July
                        20, 1995 (filed as Exhibit 10.1 to the Company's Form
                        10-K on April 1, 1996).*

         10.2       -   Shareholders' Agreement by and among Kivun Computers
                        Company (1988) Ltd., Robert Rosenschein, Dr. Jeffrey
                        Rosenschein, Pal-Ron Marketing, Ltd., Accent Software
                        Partners, KZ Overseas Holding Corp. and IMR Investments
                        V.O.F., dated May 11, 1994, as amended July 20, 1995
                        (filed as Exhibit 10.2 to the Company's Form 10-K on
                        April 1, 1996).*


-------------------
* Incorporated by reference.

         10.3(a)    -   Option Agreement dated March 23, 1993 between the
                        Company and Robert S. Rosenschein (filed as Exhibit
                        10.3(a) to the Company's Registration Statement No.
                        33-92754).*

         10.3(b)    -   Schedule of other option agreements substantially
                        identical in all material respects to the option
                        agreement filed as Exhibit 10.3(a) (filed as Exhibit
                        10.3(b) to the Company's Registration Statement No.
                        33-92754).*

         10.4(a)    -   Warrant Acquisition Agreement dated January 1, 1995
                        between the Registrant and Robert S. Rosenschein (filed
                        as Exhibit 10.4(a) to the Company's Registration
                        Statement No. 33-92754).*

         10.4(b)    -   Schedule of other warrant acquisition agreements
                        substantially identical in all material respects to the
                        warrant agreement (filed as Exhibit 10.4(b) to the
                        Company's Registration Statement No. 33-92754).*

         10.5       -   Form of Registration Rights Agreements dated as of May
                        22, 1995 between the Company and each of the Holders
                        (filed as Exhibit 10.5 to the Company's Registration
                        Statement No. 33-92754).*

         10.6(a)    -   Employee Share Option Plan (1995) (filed as Exhibit
                        10.7(a) to the Company's Registration Statement No.
                        33-92754).*

         10.6(b)    -   Amended and Restated Employee Share Option Plan (1995)
                        (filed as Exhibit 4.2 to the Company's Registration
                        Statement No. 333-04285).*

         10.6(c)    -   Non-Employee Director Share Option Plan (1995) (filed as
                        Exhibit 10.7(b) to the Company's Registration Statement
                        No. 33-92754).*

         10.6(d)    -   Amended and Restated Non-Employee Share Option Plan
                        (1995) (filed as Exhibit 4.2 to the Company's
                        Registration Statement No. 333-07965).*

         10.6(e)    -   Amended and Restated Non-Employee Share Option Plan
                        (1995) (filed as Exhibit 10-6(e) to the Company's Form
                        10-K on March 31, 1998).*

         10.6(f)    -   CEO Share Option Plan (1997) (filed as Exhibit 10.6(f)
                        to the Company's Form 10-K on March 31, 1998).*

         10.6(g)    -   Non-Employee Share Option Plan (1998) (filed as Exhibit
                        B to the Company's Form 14-A on April 29, 1998)*

         10.7(a)    -   Employment Agreement between the Company and Robert S.
                        Rosenschein, dated July 26, 1995 (filed as Exhibit
                        10-7(a) to the Company's Form 10-K on April 1, 1996).*

         10.7(b)    -   Employment Agreement between the Company and Todd A.
                        Oseth, dated February 3, 1997 (filed as exhibit 10.7(b)
                        to the Company's Form 10-K on March 31, 1998).*


-------------------
* Incorporated by reference.

         10.7(c)    -   Employment Agreement between the Company and Herbert
                        Zlotogorski, dated July 26, 1995 (filed as Exhibit
                        10-7(c) to the Company's Form 10-K on April 1, 1996).*

         10.7(d)    -   Employment Agreement between the Company and Jeffrey
                        Rosenschein, dated July 26, 1995 (filed as Exhibit
                        10-7(d) to the Company's Form 10-K on April 1, 1996).*

         10.8       -   Consulting Agreement, dated August 4, 1997, between the
                        Company and Investor Resource Services, Inc. (filed as
                        Exhibit 4.1 to the Company's Registration Statement
                        filed on October 16,1 997, Reg. No. 333-38043).*

         10.9       -   Amendment to the Consulting Agreement, dated January 30,
                        1998, between Company and Investor Resource Services,
                        Inc. (filed as Exhibit 10-9 to the Company's Form 10-K
                        on March 31, 1998).*

         10.10      -   Shareholders Agreement by and between Accent Software
                        International Limited and Gilad Zlotkin, dated February
                        21, 1996 (filed as Exhibit 10.10 to the Company's Form
                        10-K on April 1, 1996).*

         10.11      -   Debenture between the Company and Bank Leumi (filed as
                        Exhibit 10.11 to the Company's Registration Statement
                        No. 333-7637).*

         10.12      -   Agreement between the Company and The Bank for
                        Industrial Development (filed as Exhibit 4-1 to the
                        Company's Form S-3 on August 4, 1998)*

         21         -   Subsidiaries of Registrant (filed as Exhibit 21 to the
                        Company's Form 10-K filed on April 2, 1996).*

         27         -   Financial Data Schedule


(4)      Executive Compensation Plans and Arrangements.

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

         Non-Employee Director Share Option Plan (1995) (filed as Exhibit 10.7(b) to the Company's Registration Statement No. 33-92754).*

         Amended and Restated Non-Employee Share Option Plan (1995) (filed as
         Exhibit 4.2 to the Company's Registration Statement No. 333-07965).*

         Amended and Restated Non-Employee Share Option Plan (1995). CEO Share Option Plan (1997)

         Employment Agreement between the Company and Todd A. Oseth, dated February 3, 1997.

-------------------
* Incorporated by reference.

(b)      Reports on Form 8-K.

             None.




-------------------
* Incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ACCENT SOFTWARE INTERNATIONAL LTD.

March 26, 1999                        By: /s/ TODD A. OSETH
                                         -------------------------------
                                         Todd A. Oseth

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the dates indicated.

SIGNATURE                              TITLE                           DATE
---------                              ----                            ----
/s/ TODD A. OSETH                 President, Chief Executive      March 26, 1999
--------------------------        Officer (principal Executive
Todd A. Oseth                     Officer), Director and acting
                                  principal Financial Officer

/s/ ESTHER DYSON                  Director                        March 26, 1999
--------------------------
Esther Dyson


/s/ BOB KUTNICK                   Director                        March 26, 1999
--------------------------
Bob Kutnick


/s/ FRANCIS VANDERHOYDONCK        Interim Director                March 26, 1999
--------------------------
Francis Vanderhoydonck


/s/ CHANTAL MESTDAGH              Interim Director                March 26, 1999
--------------------------
Chantal Mestdagh