Form 10-K405/A
period 1998-12-31
ACCENT SOFTWARE INTERNATIONAL LTD
filed 1999-04-30
CIK 945321

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             --------------------
                                Amendment No. 1
                                      to
                                   FORM 10-K
                             --------------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1998
                                      or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________


                       Commission file number:  0-26394
                      ACCENT SOFTWARE INTERNATIONAL LTD.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


           Israel                                           N/A
-----------------------------------    -----------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                             C/O Yigal Arnon & Co.
                               22 Rivlin Street
                            Jerusalem 91000 Israel
                              011-972-2-623-9200


         (Address, Including Zip Code, and Telephone Number, Including
            Area Code, of Registrant's Principal Executive Offices)
          Securities registered pursuant to Section 12(b) of the Act:


      Title of Each Class         Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
            None                                       --

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

                     DOCUMENTS INCORPORATED BY REFERENCE:

Parts I, II and IV from the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 1999.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company as of the date of this filing and their respective ages and positions with the Company are set forth below. The officers hold office until the next Annual Meeting or until their successors are appointed by the Board of Directors.

Name                            Age    Position
----                            ---    --------

Todd A. Oseth                   37     President, Chief Executive Officer
                                       and Director

Esther Dyson                    45     Director

Francis Vanderhoydonck          40     Director

Chantal Mestdagh                37     Director

Bob Kutnick                     41     Director

Robert V. Antoniazzi            43     Vice President - Marketing


Todd A. Oseth was appointed President and Chief Executive Officer of the Company on February 6, 1997. He has also served as Chairman of the Company since October 8, 1998. Prior to joining the Company, Mr. Oseth served as Vice President, Business Development of Sony Information Technologies of America. From 1989 to 1995, he served in various senior managerial capacities, including two years as President of Enhanced Memory Systems, Inc., a subsidiary of Ramtron International Corp. He holds a B.S. degree in Electrical Engineering and Computer Science from the University of Minnesota and an M.B.A. degree from the University of St. Thomas.

Esther Dyson has served as a Director of the Company since June 1996. Ms. Dyson has been President of EDventure Holdings, Inc., a diversified holding company which publishes newsletters and sponsors conferences for the software industry, for more than the past five years. Ms. Dyson is a member of the advisory boards of the Software Entrepreneurs Forum, the Poynter Institute for Media Studies, the Institute for Research on Learning and the Cyberspace Law Institute. Ms. Dyson is a limited partner of the Mayfield Software Fund. Ms. Dyson is also a Director of Thinking Tools, Inc.

Bob Kutnick has served as a Director of the Company since July 1998. Mr. Kutnick currently serves as Senior Vice President of Strategic Business Development and Chief Technology Officer in the Office of the Chief Executive for Lernout and Hauspie Speech Products, N.V. ("L&H"). In this role, Mr. Kutnick is responsible for mergers, joint ventures and acquisitions, development of technical strategy for future products and markets, and establishing relationships with strategic partners. Previously, Mr. Kutnick held similar positions at Quarterdeck Corporation, a utilities and Internet software company, and AMKLY Systems, Inc., a PC hardware vendor. Prior to AMKLY Systems, he served as Vice President of Strategic Projects for AST Research, Inc. where he was responsible for repositioning the company into the systems business from its original add-on and peripheral focus. Kutnick received a Masters degree in Computer Information and Control Engineering from the University of Michigan. He is a well-known industry speaker who has spoken at numerous industry trade shows and conferences.

     Pursuant to a Preferred Stock Purchase Agreement, dated June 4, 1998, between the Company and L&H, whereby L&H purchased 4,000 Series C Preferred Shares for $4 million, the signatories agreed, subject to approval by holders of Ordinary Shares, that the Series C Preferred Shareholders be entitled to vote as a separate class to elect one (1) director and holders of Ordinary Shares, voting as a separate class, be entitled to elect remaining directors. Mr. Kutnick currently serves as L&H's designee to the Company's Board of Directors.

Francis Vanderhoydonck has served as a Director of the Company since March 1999. Mr. Vanderhoydonck serves as President and Managing Director of Lernout & Hauspie Investment Company ("LHIC") since its incorporation. Prior to joining LHIC, Francis Vanderhoydonck worked at the Generale Bank, Belgium's largest bank, since 1986 where he became the head of Corporate & Investment Banking in 1995.

Chantal Mestdagh has served as a Director of the Company since March 1999. Ms. Mestdagh joined LHIC at its incorporation as Chief Financial Officer. She was formerly a Senior Audit Manager at KPMG Belgium where she was the audit manager for several public companies including Lernout & Hauspie Speech Products, N.V.

     Pursuant to a Loan Agreement, dated March 3, 1999, between the Company and LHIC, the Company agreed that LHIC would be entitled to select two (2) individuals as interim members of the Company's Board of Directors and that such members would be presented as nominees at the Company's next Annual General and Extraordinary Meeting of Shareholders. Mr. Vanderhoydonck and Ms. Mestdagh currently serve as LHIC's designees to the Company's Board of Directors.

Bob Antoniazzi has been Vice President of Marketing for the Company since June 1997. Prior to joining the Company, he was the Managing Director and Co-founder of GlobalKey Inc., an Internet-based secure communications technology developer and provider. In addition, he has served in senior sales, marketing, and general management positions for several start-up companies to establish their European offices and operations.



ITEM 11.     EXECUTIVE COMPENSATION.

                          Summary Compensation Table

     The following table sets forth information in respect to the compensation of the Chief Executive Officer and the Company's other most highly compensated executive officer who had annual compensation in 1998 in excess of $100,000.


                                                             Long-Term
                                                           Compensation
                                                              Awards
                                                          ---------------
                                Annual Compensation          Number of
                           -----------------------------    Securities
                                            Other Annual    Underlying        All Other
                     Year   Salary   Bonus  Compensation      Options       Compensation
                     ----  --------  -----  ------------  ---------------  ---------------
Todd A. Oseth        1998  $199,998  $   -       $0           812,000/1/             -
  President & CEO    1997  $181,153  $   -       $0           350,000/1/      $102,905/2/

Robert V. Antoniazzi 1998  $120,000  $   -       $0            45,000                -
  Vice President,
   Marketing         1997  $ 90,000  $   -       $0            40,000                -

--------------------------------------------------------------
/1/ Options to purchase 812,000 Ordinary Shares were granted to Mr. Oseth by the Board of Directors subject to the approval by shareholders as required under Israeli law. Mr. Oseth will forfeit the options to purchase 350,000 Ordinary Shares if the Company's shareholders approve a CEO Share Option Plan (1999) at the Company's next Annual and Extraordinary Shareholders' Meeting to be held on or about June 25, 1999.

/2/ Includes reimbursement of expenses associated with the relocation of Mr. Oseth's household in accordance with his employment agreement.

     The following table sets forth information concerning individual grants of stock options made pursuant to the Company's Employee Share Option Plan (1995) and CEO Share Option Plan (1999) during 1998 to each of the named executive officers and the potential realizable value for the stock options based on future appreciation assumptions. There can be no assurance that the values shown in this table will be achieved. No stock appreciation rights ("SARs") were granted in 1998.

                             Option Grants in 1998

                                                                                               Potential Realizable Value at
                                                                                                  Assumed Annual Rates of
                                  Number of            % of Total                                Stock Price Appreciation
                            Securities Underlying    Options Granted    Exercise                    for Option Term/2/
                              Options Granted         to Employees       Price     Expiration     ----------------------
                                     (#)                 in 1998          ($)         Date          5% ($)     10% ($)
                                --------------         -----------      -------     --------      ---------   ----------
Todd A. Oseth                     812,000/1/              47.5%          $0.34      5/23/2003      $76,276     $168,550
Robert V. Antoniazzi               45,000                  2.6%          $0.34      5/23/2003       $4,227       $9,341
--------------------------

/1/ The options granted to Mr. Oseth in calendar year 1998 by the Board of Directors to purchase 812,000 Ordinary Shares are subject to the approval of shareholders of the Company under Israeli law.

/2/ Amounts reported in these columns show hypothetical gains that may be realized upon exercise of the options, assuming the market price of common stock appreciates at the specified annual rates of appreciation, compounded annually over the term of the options. These numbers are calculated based upon rules promulgated by the SEC. Actual gains, if any, depend on the future performance of the Company's Ordinary Shares and overall market conditions.

     The following table summarizes for each of the named executive officers, the total number of unexercised outstanding options to purchase Ordinary Shares as of December 31, 1998, and the aggregate dollar value of unexercised in-the-money options to purchase Ordinary Shares, if any, held by them at December 31, 1998. The value of unexercised in-the-money options at fiscal year-end is the difference between the exercise price of such options and the market value of the underlying Ordinary Shares at the close of business on December 31, 1998. Since the exercise price of $0.34 was greater than the December 31, 1998 market value, which was $0.16 per share, the amounts shown in the table are $0. None of the named executive officers exercised any options to purchase Ordinary Shares in 1998.



                            Number of Securities                    Value of Unexercised
                           Underlying Unexercised                   In-the-Money Options
                           Options/SARs at Fiscal                     Fiscal Year-End
                                  Year-End                       -------------------------
                           ----------------------
        Name               Exercisable   Unexercisable        Exercisable        Unexercisable
Todd A. Oseth                 270,667        541,333               $0                  $0
Robert V. Antoniazzi           43,333         15,000               $0                  $0


     In May 1998, the Company's Board of Directors approved a repricing of all employee stock options outstanding under the Company's Employee Share Option Plan (1995). The following table sets forth information concerning the repricing of stock options held by each named executive officer:


                       TEN-YEAR OPTION REPRICING IN 1998

                                              Securities                                                              Length of
                                              underlying         Market price                                       original option
                                              number of          of stock at       Exercise price        New        term remaining
                                               options             time of           at time of        Exercise       at date of
        Name                   Date          repriced (#)        repricing ($)      repricing ($)      price ($)       repricing
------------------------    -----------   ------------------   ----------------   -----------------  ------------  -----------------

Robert V. Antoniazzi
Vice President Marketing      5/24/98          40,000               $0.34               $1.63           $0.34          3.7 years

Employment Agreements

     The Company has an employment agreement with Todd A. Oseth for a three-year term beginning on February 6, 1997, which is terminable upon three months notice at the option of the Company. The agreement provides that Mr. Oseth will receive an annual salary of $200,000, together with employee benefits granted by the Company to its senior managerial personnel. The agreement contains provisions prohibiting Mr. Oseth from competing with the Company for a two-year period following termination of employment and requiring him not to disclose confidential or proprietary information of the Company for a six-year period following termination of employment.

Compensation of Directors

     All Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. The Company has also agreed to reimburse non-employee directors for their reasonable out-of-pocket expenses incurred in performing various services on behalf of the Company.

     In addition, the Company has granted to its non-employee directors options to purchase Ordinary Shares pursuant to the Company's Non-Employee Share Option Plan (1998). Under the Non-Employee Share Option Plan (1998), (i) each non-employee who served as a director of the Company upon adoption of the Non-Employee Share Plan (1998) automatically received an initial grant of immediately vested options equal to the number of options which had been granted under the Non-Employee Share Option Plan (1995), which plan was replaced by the Non-Employee Share Option Plan (1998) in May 1998, (ii) each non-employee who served as a director of the Company upon adoption of the Non-Employee Share Plan
(1998) automatically received an initial grant of options to purchase 25,000 Ordinary Shares which vested six (6) months after the date of grant, (iii) each non-employee who became a member of the Board of Directors after the adoption of the Non-Employee Share Option Plan (1998) automatically received an initial grant of options to purchase 50,000 Ordinary Shares, vesting one year from the date of grant and (iv) upon each anniversary of an initial grant, each non-employee who served as a director of the Company automatically received an annual grant of options to purchase 25,000 Ordinary Shares, vesting six months after the date of grant. Options granted under the Non-Employee Share Option Plan (1998) are for a five-year term.

     As of April 30, 1999, there are 600,000 Ordinary Shares reserved for issuance under the Company's Non-Employee Share Options Plan (1998). To date, options to purchase 202,000 Ordinary Shares have been granted under the Company's Non-Employee Share Option Plan (1998).

Information Concerning the Board of Directors and Board Committees

     During 1998 the Board of Directors held 15 meetings and took actions by unanimous consent 15 times. Mark Tebbe missed 4 meetings while still on the board, Esther Dyson missed 2 meetings and Bob Kutnick missed 3 meetings after being appointed to the board. All other members attended all of the meetings.

     There were a number of changes to the board within the last year. Roger Cloutier resigned from the board on October 8, 1998, and Bob Rosenschein and Mark Tebbe resigned January 26, 1999, to pursue other personal and business commitments. Bob Kutnick was appointed to the Board on July 30, 1998 as the Lernout & Hauspie Speech Products representative after its June 1998 investment. Additionally, Francis Vanderhoydonck and Chantal Mestdagh were appointed on March 3, 1999 as the Lernout & Hauspie Investment Company representatives after its March 3, 1999 short-term loan to the Company.

     During 1998, the Board of Directors combined its three special committees into one Executive, Audit and Compensation Committee. The members appointed to this committee were Roger Cloutier, Esther Dyson and Mark Tebbe. Upon the resignations of Roger Cloutier and Mark Tebbe, Bob Kutnick was appointed to this committee.

     The current members of the Executive, Audit and Compensation Committee are Esther Dyson and Bob Kutnick. This committee met one time during 1998 while Roger Cloutier and Mark Tebbe were still members. The role of the committee is:

     1) To be a board level resource for the management of the Company between formal board meetings and from time to time, to take on other tasks that were delegated by the full Board.

     2) To recommend to the Board independent auditors for the Company, to review financial statements and transactions between the Company and interested parties, to analyze and review internal audit procedures and controls.

     3) To determine and review the compensation of the Company's executive officers, and to establish and review the Company's employee benefit plans and to present and make recommendations to the Board. To administer the Company's share option grants and the terms associated with each of the grants under the Company's share option plans.

The Board of Directors does not have a nominating committee. Nominees for the Board of Directors are selected by the entire Board.

Compensation Committee Interlocks and Insider Participation

     Ms. Dyson and Mr. Kutnick each served as a member of the Compensation and Share Option Committee. Neither Ms. Dyson nor Bob Kutnick served as a member of the compensation committee of another entity so as to create any compensation committee interlock or served as an officer of the Company or any of its subsidiaries so as to create any insider participation.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Set forth below is certain information with respect to the beneficial ownership of the Company's voting securities as of April 30, 1999 by (i) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Series C Preferred Shares and Ordinary Shares and Units, all of which comprise the Company's voting securities, (ii) each director and named executive officer of the Company and (iii) all executive officers and directors of the Company as a group. As of April 30, 1999, there were 4,000 Series C Preferred Shares outstanding convertible at any time into 8,888,889 Ordinary Shares and 29,291,504 Ordinary Shares outstanding (including 2,000 Ordinary Shares that are part of Units).


                                                            Amount and Nature of
                                                            Beneficial Ownership
                                                           ----------------------
Name of Beneficial Owner/1//2/                             Number              Percent
------------------------------                             ------              -------
Lernout & Hauspie Speech Products, N.V. ...............
                                                         13,333,333/3/          31.3%
  Sint- Krispijnstraat 7
  8900 Ieper, Belgium


                                                            Amount and Nature of
                                                            Beneficial Ownership
                                                           ----------------------
Name of Beneficial Owner/1//2/                             Number              Percent
------------------------------                             ------              -------
Lernout & Hauspie Investment Company                      5,871,563/4/          16.7%
   Sint- Krispijnstraat 7
   8900 Ieper, Belgium

Todd A. Oseth                                               890,666/5/           3.0%

Bob Kutnick                                                  50,000/6/           0.2%
   Sint- Krispijnstraat 7
   8900 Ieper, Belgium

Chantal Mestdagh                                                 * /7/             0%
   Sint- Krispijnstraat 7
   8900 Ieper, Belgium

Francis Vanderhoydonck                                           * /8/             0%
   Sint- Krispijnstraat 7
   8900 Ieper, Belgium

Esther Dyson                                                 52,000/9/           0.2%
   Edventure Holdings, Inc.
   104 Fifth Avenue
   New York, New York  10011

Robert Antoniazzi                                           171,667/10/          0.6%

All Executive Officers and Directors as a Group           1,164,333/11/          3.8%
  (6 persons)

-----------------------------------------------------------------------


/1/ Unless otherwise indicated the address of each beneficial owner identified is 2864 South Circle Drive, Suite 500, Colorado Springs, Colorado 80906.
/2/ Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or Series C Preferred Shares convertible into Ordinary Shares that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days of April 30, 1999 have been exercised or converted.
/3/ Assumes conversion of 4,000 Series C Preferred Shares into 8,888,889 Ordinary Shares and includes warrants to purchase an aggregate of 4,444,444 Ordinary Shares.
/4/ Includes warrants to purchase 3,000,000 Ordinary Shares; options to purchase 100,000 Ordinary Shares granted to two of its employees who sit on the Company's Board of Directors (Ms. Mestdagh and Mr. Vanderhoydonck); and assumes conversion of debt of $600,000 into 2,771,563 Series C Preferred Shares which would be convertible at any time into 2,771,563 Ordinary Shares.
/5/ Includes options to purchase 874,666 Ordinary Shares representing the exercisable portion of options granted to Mr. Oseth by the Board of Directors that are subject to shareholder approval.

/6/ Includes options to purchase 50,000 Ordinary Shares. Mr. Kutnick is a Senior Vice President of and the designee to the Company's Board of Directors for Lernout & Hauspie Speech Products, N.V. Mr. Kutnick disclaims beneficial ownership of the equity securities owned by Lernout & Hauspie Speech Products, N.V.
/7/ Ms. Mestdagh is the Chief Financial Officer of and one of the two designees to the Company's Board of Directors for Lernout & Hauspie Investment Company. In connection with being appointed to the Board of Directors, Ms. Mestdagh was granted options to purchase 50,000 Ordinary Shares, the options of which have been issued in the name of Lernout & Hauspie Investment Company in accordance with Belgian law. Ms. Mestdagh disclaims beneficial ownership of the equity securities owned by Lernout & Hauspie Investment Company.
/8/ Mr. Vanderhoydonck is the President and Managing Director of and one of the two designees to the Company's Board of Directors for Lernout & Hauspie Investment Company. In connection with being appointed to the Board of Directors, Mr. Vanderhoydonck was granted options to purchase 50,000 Ordinary Shares, the options of which have been issued in the name of Lernout & Hauspie Investment Company in accordance with Belgian law. Mr. Vanderhoydonck disclaims beneficial ownership of the equity securities owned by Lernout & Hauspie Investment Company.
/9/  Includes options to purchase 52,000 Ordinary Shares.
/10/ Includes options to purchase 171,667 Ordinary Shares.
/11/ Includes options to purchase 1,148,333 Ordinary Shares.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     On March 3, 1999, L&H Investment Company, N.V. ("LHIC"), an affiliate of Lernout & Hauspie Speech Products, N.V. which is a beneficial owner of more than 5% of the Company's Ordinary Shares, made a short term loan to the Company in the amount of $600,000. The loan matures on June 30, 1999 and accrues interest at an annual percentage rate equal to four (4) percent above the prime rate as determined by the Wall Street Journal. Upon maturity the principal of the short-term loan can be converted, at the option of LHIC, into Series C Preferred Shares of the Company at a price per share of eighty-five percent (85%) of the average closing bid price of the Company's Ordinary Shares for twenty (20) trading days prior to March 12, 1999. Accrued interest is due and payable upon maturity. Additionally, in connection with the short-term loan the Company issued to LHIC three million warrants to purchase Ordinary Shares of the Company at a price equal to the average trading price for twenty (20) trading days prior to March 3, 1999.

     The Company believes that the transaction referred to above was on terms no less favorable to the Company than terms that could have been obtained from unrelated third parties. Any future transactions between the Company and affiliated parties will be approved by a majority of the independent and disinterested directors, and under certain circumstances, by the audit committee or the shareholders, and will be on terms no less favorable than those that could have been obtained from unrelated third parties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    ACCENT SOFTWARE INTERNATIONAL LTD.


                    By:   /s/ TODD A. OSETH
                          -----------------
                          Todd A. Oseth, President

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


Signature                                  Title                                        Date
---------                                  -----                                        ----
/s/ TODD A. OSETH                          President, Chief Executive Officer           April 30, 1999
-----------------                          (principal Executive Officer) and Director
Todd A. Oseth

/s/ ESTHER DYSON                           Director                                     April 30, 1999
----------------
Esther Dyson

/s/ BOB KUTNICK                            Director                                     April 30, 1999
---------------
Bob Kutnick

/s/ FRANCIS VANDERHOYDONCK                 Director                                     April 30, 1999
--------------------------
Francis Vanderhoydonck

/s/ CHANTAL MESTDAGH                       Director                                     April 30, 1999
--------------------
Chantal Mestdagh
