Form 10-Q
period 1999-03-31
ACCENT SOFTWARE INTERNATIONAL LTD
filed 1999-05-12
CIK 945321

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ____________________

                                   FORM 10-Q
                               _________________


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 1999.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________ to
     __________.


                        Commission file number: 0-26394



                       ACCENT SOFTWARE INTERNATIONAL LTD.
____________________________________________________________________________
                   (Exact Name of Registrant in its Charter)


               Israel                                   N/A
____________________________________    ____________________________________
   (State or Other Jurisdiction of               (I.R.S. Employer
   Incorporation or Organization)               Identification No.)



        C/O Yigal Arnon & Co., 22 Rivlin Street, Jerusalem 91000, Israel
                               011-972-2-623-9200
___________________________________________________________________________
    (Address, Including Zip Code, and Telephone Number, Including Area Code
                 of Registrant's Principal Executive Offices.)


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


On May 3, 1999, the registrant had outstanding 29,291,504 Ordinary Shares (including 2,000 Ordinary Shares included in the registrant's outstanding Units).

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                     U. S. dollars and shares in thousands

                                                                                   March 31,                   December 31,
                                                                                    1999                         1998
                                                                               ---------------                ------------
                                    Assets                                        (Unaudited)                  (Audited)
Current Assets
      Cash and cash equivalents                                                $           254              $           141
      Trade receivables, net of allowance of
          $102 in 1999 and $219 in 1998                                                    445                          265
      Other receivables                                                                     26                           91
      Prepaid expenses                                                                       -                            5
      Inventories                                                                            -                            7
                                                                               ---------------              ---------------
           Total current assets                                                            725                          509
Equipment
      Cost                                                                                 239                          238
      Less - Accumulated depreciation                                                      221                          198
                                                                               ---------------              ---------------
           Equipment, net                                                                   18                           40
Other Long Term Assets                                                                       -                           50
                                                                               ---------------              ---------------
           Total assets                                                                  $ 743              $           599
                                                                               ===============              ===============

                     Liabilities and Shareholders' Equity
Current Liabilities
      Short-term and current maturities of long-term debt                      $           600              $         1,180
      Accounts payable and accrued expenses                                                774                          785
                                                                               ---------------              ---------------
           Total current liabilities                                                     1,374                        1,965
Long-term debt                                                                               -                            -
Accrued severance liability                                                                 16                           15
                                                                               ---------------              ---------------
           Total liabilities                                                             1,390                        1,980
                                                                               ---------------              ---------------

Shareholders' Equity (Deficit)
      Preferred Shares, par value NIS 0.01, authorized
          10,000 shares, issued and outstanding 4 at
          March 31, 1999 and December 31, 1998                                               -                            -
      Ordinary Shares, par value NIS 0.01, authorized 65,000
          shares, issued and outstanding 29,292
          at March 31, 1999 and 29,223 at December 31, 1998                                 77                           77
      Share premium                                                                     52,082                       52,082
      Warrants                                                                              73                            -
      Accumulated deficit                                                              (52,879)                     (53,540)
                                                                               ---------------              ---------------
           Total shareholders' equity (deficit)                                           (647)                      (1,381)
                                                                               ---------------              ---------------
           Total liabilities and shareholders' equity                          $           743              $           599
                                                                               ===============              ===============


  The accompanying notes are an integral part of these consolidated financial statements.

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
      U.S. dollars and shares in thousands (except per share information)
                                  (Unaudited)

                                                                                    For the three months ended March 31,
                                                                               -----------------------------------------------
                                                                                     1999                          1998
                                                                               -----------------             -----------------
                                                                                  (Unaudited)                    (Unaudited)
Net sales                                                                      $             471             $             705

Operating costs and expenses
  Cost of sales                                                                              243                           206
  Product development costs                                                                   21                         1,125
  Marketing expenses                                                                         130                           458
  General and administrative expenses                                                        505                           712
                                                                               -----------------             -----------------

  Total operating costs and expenses                                                         899                         2,501
                                                                               -----------------             -----------------

Operating loss                                                                              (428)                       (1,796)

Other Income (Expense)                                                                       (27)                          (45)
                                                                               -----------------             -----------------

Net loss before extraordinary item                                                          (455)                       (1,841)

Extraordinary gain from debt extinguishment (less income
  taxes of $0)                                                                             1,117                             -
                                                                               -----------------             -----------------

Net income (loss)                                                              $             662             $          (1,841)
                                                                               =================             =================

Net income (loss) per share:
  Before extraordinary gain                                                    $           (0.02)            $           (0.08)
  Extraordinary gain                                                                        0.04                             -
                                                                               -----------------             -----------------
  Net income (loss) per share                                                  $            0.02             $           (0.08)
                                                                               =================             =================

Weighted average number of shares outstanding                                             29,292                        22,792
                                                                               =================             =================

  The accompanying notes are an integral part of these consolidated financial statements.

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     U.S. dollars and shares in thousands
                                  (Unaudited)

                                                                               For the three months ended March 31,
                                                                                    1999                         1998
                                                                               ----------------           ----------------
                                                                                 (Unaudited)                  (Unaudited)
Operating activities
    Net loss before extraordinary gain                                         $           (455)          $         (1,841)
    Adjustments to reconcile net loss to net cash
      used in operating activities
           Depreciation and amortization                                                     82                        190
           Change in allowance for doubtful accounts                                       (117)                        40
           Changes in assets and liabilities
              (Increase) decrease in trade receivables                                      (63)                      (184)
              (Increase) decrease in other receivables                                       65                        (76)
              Decrease in prepaid expenses                                                    5                        351
              Decrease in inventories                                                         7                         15
              Increase (decrease) in payables & accruals                                    (11)                       130
              Increase (decrease) in severance liability                                      1                         30
                                                                               ----------------           ----------------
    Net cash used in operating activities                                                  (486)                    (1,345)
                                                                               ----------------           ----------------

Investing activities
    Acquisition of equipment                                                                 (1)                        (4)
                                                                               ----------------           ----------------
      Net cash used in investing activities                                                  (1)                        (4)
                                                                               ----------------           ----------------

Financing activities
    Repayment of bank loans                                                                   -                       (499)
    Loan proceeds                                                                           600                          -
    Cancellation of shares issued in payment for services                                     -                        (61)
                                                                               ----------------           ----------------
      Net cash used for financing activities                                                600                       (560)
                                                                               ----------------           ----------------

Decrease in cash and cash equivalents                                                       113                     (1,909)
    Cash and cash equivalents, beginning of period                                          141                      2,499
                                                                               ----------------           ----------------
    Cash and cash equivalents, end of period                                   $            254           $            590
                                                                               ================           ================


Supplemental Schedule of Non-Cash Investing and Financing Activities
    Debt extinguished in exchange for warrants                                 $          1,191           $              -
                                                                               ================           ================
    Prepaid assets received in exchange for shares                             $              -           $            (61)
                                                                               ================           ================


  The accompanying notes are an integral part of these consolidated financial statements.

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              U.S. dollars in thousands, except per share figures
                                  (Unaudited)


Note 1 -   BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Accent Software International Ltd., and its subsidiaries ("Accent" or "the Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information. The significant accounting policies, certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. In the opinion of management, all adjustments (consisting of adjustments of a normal, recurring nature) necessary for a fair presentation of these financial statements have been reflected in the interim periods presented. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Although the Company believes that the disclosures presented herein are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and footnotes included in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998.


Note 2 -  GOING CONCERN

          The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The report of the Company's Independent Auditors (included in the Company's 1998 Annual Report on Form 10-K), however, raises doubt about the Company's ability to continue as a going concern. Management acknowledges that the Company's history of operating losses and operating cash flow deficits raises legitimate concern about the Company's longer term prospects.

          To enhance the Company's longer term prospects, management will continue to focus on increasing revenue, reducing expenses and obtaining additional external financing.

          To increase revenue, the Company has developed new products to serve the language information industry, has redirected its operations toward Internet products and services, entered into alliances with other companies in the industry aimed at broadening the Company's market reach and has expanded its translation services business.

          To reduce expenses, the Company has reduced its staffing level (which is its largest element of expense) from approximately 170 employees at its peak in 1996 to the 15 at March 31, 1999.

          Related expenses such as rent, telephone, travel and training costs have been reduced proportionately. The shift away from the retail market has led to reductions in production and inventory carrying costs. Product development costs

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              U.S. dollars in thousands, except per share figures
                                  (Unaudited)

          have been reduced by closing the Company's product development facility in Jerusalem, narrowing the number of new products under development and focusing on those opportunities that provide the greatest near-term revenue potential. The Company has reduced discretionary spending on advertising and marketing as well as the amount it spends on exhibitions and trade shows and has closed its sales offices in London, England, and Newport Beach, California. The sale in 1998 of the assets of the Company's subsidiary, AgentSoft, also reduced costs with no decrease in total revenue.

          To obtain additional external financing, the Company sold convertible debentures and convertible preferred stock in the third and fourth quarters of 1997 and again in the second quarter of 1998. In the first quarter of 1999 the Company obtained $600 in the form of a short-term loan convertible, at the discretion of the lender, into convertible preferred stock. The Company continues to explore sources of additional financing to satisfy its continuing operational requirements.

          In the first quarter of 1999, an extraordinary gain of $1,117 was recognized by the Company related to the extinguishment of $1,180 of long-term debt, plus $11 of accrued interest, in exchange for the issuance of a warrant to the lender to receive 2,448,000 shares of the Company's Ordinary Shares anytime after January 25, 2001, but before January 25, 2006.

          The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the company be unable to continue as a going concern.


Note 3 -  LIQUIDITY

          As of March 31, 1999 and December 31, 1998, the Company had accumulated deficits of $52,873 and $53,540, respectively. For the three months ended March 31, 1999, the Company incurred a loss of $455 before the extraordinary gain from debt extinguishment mentioned above and recognizes that it may continue to incur operating losses through the remainder of 1999 and possibly beyond. Furthermore, the Company has not generated sufficient cash to finance its operations and has been dependent upon external sources to meet its liquidity requirements.

          In addition to the cost reduction initiatives completed during the first quarter of 1999 and the fourth quarter of 1998, the Company will continue to explore new methods to increase revenues and reduce costs and working capital requirements. As mentioned above the Company obtained $600 of short-term financing under a Loan Agreement it executed with L&H Investment Company, N.V. ("LHIC") on March 3, 1999. The loan matures on June 30, 1999 and accrues interest at an annual percentage rate equal to four percent (4%) above the prime rate as determined by the Wall Street Journal. Upon maturity the principal of the loan can be converted, at the option of LHIC, into Series C Preferred shares of the Company at a price per share of eighty-five percent (85%) of the average closing

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              U.S. dollars in thousands, except per share figures
                                  (Unaudited)

          bid price of the Company's Ordinary Shares for twenty trading days prior to March 12, 1999. Accrued interest is due and payable upon maturity. Additionally, pursuant to the terms of the loan agreement, the Company issued to LHIC a warrant to purchase three million Ordinary Shares of the Company at a price equal to the average trading price for twenty (20) trading days prior to March 3, 1999. The Company continues to explore sources of additional financing to satisfy its operational requirements.



Note  4 - SHARE CAPITAL

          Accent executed a Preferred Share Purchase Agreement with Lernout & Hauspie Speech Products, N.V. ("L&H"), an affiliate of LHIC, on June 4, 1998 pursuant to which the Company issued 4,000 Series C Preferred shares in exchange for $4,000. Fees and expenses related to the transaction totaled approximately $250 resulting in net proceeds to the Company of $3,750. The Series C Preferred Shares do not pay interest but do provide the investor with a preference over Ordinary Shareholders in the event of liquidation. The investor also has the right to vote the shares as if they had all been converted into Ordinary Shares and has been granted one seat on Accent's Board of Directors.

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

          As mentioned in the preceding Note 2, the Company recognized an extraordinary gain of $1,117 from the extinguishment of bank debt. On January 25, 1999, the Company executed an agreement with its prime lending bank in Israel pursuant to which the balances of $1,180 in principal and approximately $11 in interest due the bank were extinguished in exchange for the Company issuing to the bank a warrant to receive 2,448,000 of the Company's Ordinary Shares. The warrant will fully vest on January 25, 2001 and expires on January 25, 2006.

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              U.S. dollars in thousands, except per share figures
                                  (Unaudited)

Note  5 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

          Statement 133 is effective for fiscal years commencing after June 15, 1999. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or subsequently modified after December 31,1997.

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

        Accent Software International designs develops and markets Language Information Technologies (LIT) over the Internet. These technologies include software products and services that help businesses easily localize their products and information into other natural languages. Accent commenced operations in 1988 in Jerusalem, Israel, and has since moved its operations to Colorado Springs, Colorado in 1997. Over the last year Accent has changed its direction toward Internet products and services for corporate customers that are reaching international markets. Revenues are currently being generated through Internet portals, translation services and software products that increase the efficiencies of localizing media and products.

        The Company has accumulated deficits in excess of $52 million since its inception through March 31, 1999, and it may continue to incur deficits through the remainder of 1999 and possibly beyond. Accent historically has generated operating cash flow deficits and its liquidity is essentially exhausted. To enhance the Company's longer term prospects, management has focused on increasing revenue by changing its direction toward Internet products and services, reducing expenses and obtaining additional external financing. There can be no assurance that the Company will be successful in reversing the trend of operating losses and in generating sufficient working capital to meet its operating requirements and any failure on the part of the Company to do so will have a material adverse impact on the Company and could force it to cease operations. Although the Company believes it has made substantial progress in penetrating Internet markets and reducing its operating expenses and annual losses, its historical failure to generate adequate operating income and cash flow to meet its working capital requirements create doubt about the Company's ability to continue as a going concern and there can be no assurance that the Company will be able to continue as a going concern.

        The Company completed a restructuring during 1998 designed to reduce its working capital requirements and to align its operating expenses with its revised revenue projections. The restructuring eliminated the Company's Israeli-based product development, sales and marketing functions and various general and administrative activities. Staffing was reduced to 15 people as of March 31, 1999.

        The Company is continuing to work on significant new sales opportunities and intends to gradually expand its sales and marketing operations through the expanded use of sales representatives and cooperative agreements with other businesses. There can be no assurance, however, that future revenue will meet management's expectations.

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

        The Company secured $600 in additional working capital during the first quarter of 1999 and also successfully converted all of its long-term debt into equity. The Company believes that these accomplishments, coupled with an improved revenue outlook and cost reduction efforts that have substantially reduced its working capital requirements, will be sufficient to meet its requirements through the end of June, 1999. Beyond that time, the Company believes that its operations may not generate adequate cash flow to meet its needs without additional external financing. The inability of the Company to obtain such financing will have a material adverse impact on the Company and may cause the Company to cease operations.


Results of Operations

        The Company incurred a loss of $455 before an extraordinary gain from debt extinguishment during the first quarter of 1999 on revenue of $471 compared to an operating loss of $1,841 on revenue of $705 during the first quarter of 1998.

        The improvement in the Company's operating results was achieved through significant cost reduction efforts in all facets of the business. Spending cutbacks, coupled with the redirection of the Company's operating strategy, have also contributed to depressed levels of revenue. The Company believes it has now reduced spending to the minimum sustainable level and has recently begun to rebuild the sales and marketing organization in the United States.

        Net Sales. Commencing early in the first quarter of calendar 1999, management has shifted Accent's focus to generating revenue through Internet portals. Customer interest in Accent's newest products offered on the Internet, Loc@le and LanquageWare, has been positive. Additionally, the Company is
------
encouraged by the number of requests for proposals for translation services from customers visiting the Company's web site.

        Revenue recorded in the first quarter of 1998 included sales of products that were dropped and/or not supported by the Company in the comparable period of 1999. Revenues in the first quarter of 1999 primarily include sales of translation services generated through traditional sales methods. Because the Company is in the early stages of focusing its marketing and sales efforts over the Internet, the benefits, if any, from such efforts have yet to be realized.

        Cost of Sales. Manufacturing, production, warehousing and shipping expenses have all been eliminated or significantly reduced from the year earlier period consistent with the Company's shift away from the retail market and toward the business-to-business market through Internet portals where manufacturing and support costs are significantly lower. At the same time, the Company has increased its emphasis on translation services which have a relatively high cost of sales due to its reliance on external translators to meet fluctuating demand.

        Cost of sales during the first quarter of 1999 was $243, or 52% of sales, compared to $206 in cost of sales, 29% of sales, during the same quarter of 1998.

        Product Development Costs. Product development costs during the first quarter of 1999 were $21 compared to $1,125 during the first quarter of 1998. The reduction of $1,104 in such costs from the first quarter of 1998 reflects primarily the cost savings realized from the closure of the Company's product development center in Jerusalem.

        Product development costs have historically also included costs incurred by the Company's subsidiary, AgentSoft. Founded in 1996, AgentSoft was a Jerusalem-based start-up business focused on developing "intelligent agent" technology for use on the Internet. Because the Company did not anticipate near-term revenue or profit from AgentSoft and also to allow the Company to focus all of its energies on its core competencies in the Language Information Industry, the Board of Directors concluded early in 1998 that the divestiture of AgentSoft would be in the best interests of all concerned. The assets of AgentSoft were sold for $225 in September, 1998.

        Marketing Expenses. The Company's marketing expenses were $130 in the three months ended March 31, 1999; a reduction of 72% from $458 during the three months ended March 31, 1998.

        Sales and marketing personnel were eliminated from the Jerusalem operation during the third quarter of 1998 as the Company concluded it would be more economical to rely on sales representatives for its Middle East activity rather than full time employees. At the same time, the Company commenced establishing the sales and marketing capability at its U.S. base in Colorado Springs. The Company's shift away from the retail market allows it to function with fewer sales and marketing personnel and has also led to reductions in non-personnel expenses such as trade shows, advertising and public relations costs.

        General and Administrative Expenses. General and administrative expenses during the most recent quarter were $505 compared to $712 during the same quarter of 1998. The reduction of $207, 29%, is primarily attributable to staff reductions from the closure of its offices in Jerusalem.

        Other expenses, net. The Company incurred $27 in net other expenses during the three months ended March 31, 1999, compared to $61 in net other expenses during the three months ended March 31, 1998. Other expenses for both periods consist primarily of interest and expense arising from foreign exchange rate fluctuations.

        Net loss before extraordinary item. Accent's net loss before an extraordinary item during the first quarter of 1999 of $455 was less than the year earlier figure of $1,841 reflecting the impact of the Company's cost reduction initiatives. On a per share basis, the Company lost $0.02 per share before the extraordinary item during the first quarter of 1999 compared to a net loss of $0.08 per share during the first quarter of 1998.

        Extraordinary gain from debt extinguishment. As previously mentioned, the Company recognized an extraordinary gain of $1,117 in the first quarter of 1999 as a result of the extinguishment of $1,180 of long-term debt, plus $11 of accrued interest, in exchange for the issuance of a warrant to the lender to receive 2,448,000 shares of the Company's Ordinary Shares anytime after January 25, 2001, but before January 25, 2006. No such gain or loss was reported in the first quarter of 1998. The extraordinary gain amounted to $0.04 per share on a per share basis.

        Net Income (Loss). The Company recognized net income of $662, or $0.02 per share, for the three months ended March 31, 1999 compared to a net loss of $1,841, or $0.08 per share, for the comparable period of 1998.

Liquidity and Capital Resources

        For the three month period ended March 31, 1999, the Company's operating activities used cash of $486 compared to $1,345 used during the comparable period of 1998.

        Although the Company has been successful on several occasions during the past two years in raising additional working capital through the sale of convertible securities, those funds were essentially exhausted by December 31, 1998. The Company secured $600 in additional working capital during the first quarter of 1999 in the form of short-term debt and the Company believes that these funds, coupled with cost reduction efforts which have substantially reduced its working capital requirements, will be sufficient to meet its requirements through June, 1999. When these funds are exhausted or if the Company's current working capital falls short of its requirements due to revenue shortfalls or other unanticipated contingencies, the Company will need to seek additional financing. Although management currently is seeking additional financing, there is no assurance that the Company will be successful in securing additional working capital and any failure on the part of the Company to do so will have a material adverse impact on the Company and may cause the Company to cease operations.

        On January 25, 1999 the Company entered into an agreement with the government of Israel and various Israeli banking officials whereby the Company issued a warrant to the bank to issue to the bank 2,448,000 Ordinary Shares in full satisfaction of the balance of the loan. The warrant vests on the second anniversary of the grant (that is, January 25, 2001) and expires on January 25, 2006.

        Management has taken additional steps in securing additional external financing and increasing revenues. At its next annual meeting, tentatively scheduled for June 25, 1999, shareholders will be asked to approve a reverse stock split and an increase in the Company's capitalization. Management believes that shareholder approval of these actions will provide a sufficient number of unreserved and unissued shares to pursue, among other things, equity financing transactions and strategic alliances and enhance the marketability of the Company's outstanding Ordinary Shares to the investment community.

        Additionally, shareholders will be asked to approve a change in the Company's name with a ".net" extension which would, in the opinion of management, better reflect the Company's movement toward Internet products and services and away from its historical product line. Any such name change also would require approval by the Israeli Registrar of Companies.

        The Company's investing activities for both the first three months of 1999 and 1998 were immaterial wherein cash of $1 and $4 was used during the respective periods.

        Financing activities provided cash of $600 and used cash of $560 during the three month periods ending March 31, 1999, and 1998, respectively. Proceeds from a short-term loan provided cash of $600 during the first quarter of 1999 compared to cash used of $499 to retire bank loans during the first quarter of 1998. Additionally, cash of $61 was used in the first quarter of 1998 related to the cancellation of shares issued in payment for services.

        The Company obtained $600 of short-term financing under a Loan Agreement it executed with L&H Investment Company, N.V. ("LHIC") on March 3, 1999. The loan matures on June 30, 1999 and accrues interest at an annual percentage rate equal to four percent (4%) above the prime rate as determined by the Wall Street Journal. Upon maturity the principal of the loan can be converted, at the option of LHIC, into Series C Preferred Shares of the Company at a price per share of eighty-five percent (85%) of the average closing bid price of the Company's Ordinary Shares for twenty trading days prior to March 12, 1999. Accrued interest is due and payable upon maturity. Additionally, pursuant to the terms of the loan agreement, the Company issued to LHIC a warrant to purchase three million Ordinary Shares of the Company at a price equal to the average trading price for twenty (20) trading days prior to March 3, 1999. As previously mentioned, the Company anticipates that the funds obtained from the short-term loan will become exhausted by the end of June, 1999. The Company currently does not have, nor is it forecasted to generate from its operations, sufficient cash to repay the short-term loan. In the event the Company is unable to secure additional external financing by the maturity date of the short-term loan, and LHIC declines to convert the loan into Preferred Shares, the Company would be in default under the terms of the Loan Agreement, which event would have a material adverse impact on the Company and its ability to raise additional external financing.


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

        4.5   -   Form of IMR Warrant dated as of November 22, 1996 between the
                  Company and IMR Fund, L.P. (filed as Exhibit 4.5 to the
                  Company's Registration Statement No. 333-7637).*

        4.6   -   Form of Redeemable Warrant Agreement dated as of Exhibit 4.6 to the Company's Registration November 22, 1996 between the
                  Company, Sands Statement No. 333-7637).* Brothers & Co., Ltd., as representative of the several underwriters, and American
                  Stock Transfer & Trust Company (filed as Exhibit 4.6 to the
                  Company's Registration Statement No. 333-7637).*

        4.7   -   Form of Redeemable Warrant Certificate (filed as Exhibit 4.6 to the Company's Registration Statement No. 333-7637).*

        4.8   -   Form of Unit Certificate (filed as Exhibit 4.6 to the
                  Company's Registration Statement No. 333-7637).*

        4.9  -    Securities Purchase Agreement dated August 5, 1997, between CC
                  Investments LDC and Accent Software International Ltd., which includes the Convertible Debenture, two Warrant Agreements and the Registration Rights Agreement as exhibits thereto. (filed as Exhibit 4.1 to the Company's Registration Statement filed on August 27, 1997, Reg. No. 333-34455).*

--------------------------
*Incorporated by reference

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
                  (1988) Ltd., Robert Rosenschein, Dr. Jeffrey Rosenschein, Pal-
                  Ron Marketing, Ltd., Accent Software Partners, KZ Overseas
                  Holding Corp. and IMR Investments V.O.F., dated May 11, 1994, as amended July 20, 1995 (filed as Exhibit 10.2 to the
                  Company's Form 10-K on April 1, 1996).*

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

--------------------------
*Incorporated by reference

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

        10.6(b) - Amended and Restated Employee Share Option Plan (1995) (filed as Exhibit 4.2 to the Company's Registration Statement No. 333-04285).*

        10.6(c) - Non-Employee Director Share Option Plan (1995) (filed as
                  Exhibit 10.7(b) to the Company's Registration Statement No. 33-92754).*

        10.6(d) - Amended and Restated Non-Employee Share Exhibit 4.2 to the
                  Company's Registration Option Plan (1995) (filed as Statement No. 333-07965).*

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

--------------------------
*Incorporated by reference

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


                                ACCENT SOFTWARE INTERNATIONAL LTD.
                                            (Registrant)



Date:  May 15, 1999             by:    /S/  Todd A. Oseth
       ------------                    -------------------
                                       Todd A. Oseth
                                       (Principal Executive Officer and acting
                                       Principal Financial Officer)
--------------------------
*Incorporated by reference