Form 10-Q
period 1999-06-30
ACCENT SOFTWARE INTERNATIONAL LTD
filed 1999-08-11
CIK 945321

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               _________________

                                   FORM 10-Q
                               _________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 1999.

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.  For the transition period from __________ to
     __________.


                        Commission file number: 0-26394



                      ACCENT SOFTWARE INTERNATIONAL LTD.

       ________________________________________________________________
                   (Exact Name of Registrant in its Charter)


          Israel                                          N/A
____________________________________      ______________________________________
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)


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

On August 10, 1999, the registrant had outstanding 29,291,504 Ordinary Shares (including 2,000 Ordinary Shares included in the registrant's outstanding Units)

Part I -         Financial Information

Item 1.          Financial Statements


              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      U.S. dollars and shares in thousands

                                                                                        June 30,               December 31,
                                                                                          1999                    1998
                                                                                     -------------            ------------
                                       Assets                                          (Unaudited)               (Audited)
Current Assets
              Cash and cash equivalents                                              $           7            $        141
              Trade receivables, net of allowance of
                  $102 in 1999 and $219 in 1998                                                190                     265
              Other receivables                                                                107                      91
              Prepaid expenses                                                                   -                       5
              Inventories                                                                        -                       7
                                                                                     -------------            ------------
                       Total current assets                                                    304                     509
Equipment
              Cost                                                                             111                     238
              Less - Accumulated depreciation                                                  106                     198
                                                                                     -------------            ------------
                       Equipment, net                                                            5                      40
Other Long Term Assets                                                                           -                      50
                                                                                     -------------            ------------
                       Total assets                                                  $         309            $        599
                                                                                     =============            ============

                        Liabilities and Shareholders' Equity
Current Liabilities
              Short-term and current maturities of long-term debt                    $           -            $      1,180
              Accounts payable and accrued expenses                                            683                     785
                                                                                     -------------            ------------
                       Total current liabilities                                               683                   1,965
Accrued severance liability                                                                      -                      15
                                                                                     -------------            ------------
                       Total liabilities                                                       683                   1,980
                                                                                     -------------            ------------

Shareholders' Equity (Deficit)
              Preferred Shares, par value NIS 0.01, authorized
                  10,000 shares, issued and outstanding 2,889 at
                  June 30, 1999 and 4 at December 31, 1998                                       7                       -
              Ordinary Shares, par value NIS 0.01, authorized 130,000
                  shares, issued and outstanding 29,292 at
                  June 30, 1999 and 29,223 at December 31, 1998                                 77                      77
              Share premium                                                                 52,674                  52,082
              Warrants                                                                          73                       -
              Accumulated deficit                                                          (53,205)                (53,540)
                                                                                     -------------            ------------
                       Total shareholders' equity (deficit)                                   (374)                 (1,381)
                                                                                     -------------            ------------
                       Total liabilities and shareholders' equity                    $         309            $        599
                                                                                     =============            ============


 The accompanying notes are an integral part of these consolidated statements.

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        U.S. dollars and shares in thousands (except per share figures)
                                  (Unaudited)

                                                     Three months ended June 30,           Six months ended June 30,
                                                 -----------------------------------   ---------------------------------
                                                    1999                    1998          1999                  1998
                                                 -----------            ------------   -----------           -----------
                                                 (Unaudited)             (Unaudited)   (Unaudited)           (Unaudited)
Net sales                                        $       540            $        490   $     1,011           $     1,195

Operating costs and expenses
  Cost of sales                                          305                     170           548                   375
  Product development costs                               33                     718            54                 1,843
  Marketing expenses                                     148                     331           278                   789
  General and administrative expenses                    384                     689           889                 1,403
                                                 -----------            ------------   -----------           -----------

  Total operating costs and expenses                     870                   1,908         1,769                 4,410
                                                 -----------            ------------   -----------           -----------

Operating loss                                          (330)                 (1,418)         (758)               (3,215)

Other Income (Expense)                                     3                     (46)          (24)                  (91)
                                                 -----------            ------------   -----------           -----------

Net loss before extraordinary item                      (327)                 (1,464)         (782)               (3,306)

Extraordinary gain from debt extinguishment
  (less income taxes of $0)                                -                       -         1,117                     -
                                                 -----------            ------------   -----------           -----------

Net income (loss)                                $      (327)           $     (1,484)  $       335           $    (3,306)
                                                 ===========            ============   ===========           ===========

Net income (loss) per share:
           Before extraordinary gain             $     (0.01)           $      (0.05)  $     (0.03)          $     (0.14)
           Extraordinary gain                              -                       -          0.04                     -
                                                 -----------            ------------   -----------           -----------
           Net income (loss) per share           $     (0.01)           $      (0.05)  $      0.01           $     (0.14)
                                                 ===========            ============   ===========           ===========

Weighted average number of
  shares outstanding                                  29,292                  27,620        29,292                24,127
                                                 ===========            ============   ===========           ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           U.S. dollars in thousands
                                  (Unaudited)

                                                                                     For the six months ended June 30,
                                                                                     1999                         1998
                                                                               -----------------            -----------------
                                                                                  (Unaudited)                  (Unaudited)
Operating activities
    Net loss before extraordinary gain                                         $            (782)           $          (3,306)
    Adjustments to reconcile net loss to net cash
        used in operating activities
                  Depreciation and amortization                                               85                          371
                  Change in allowance for doubtful accounts                                 (117)                           -
                  Changes in assets and liabilities
                     (Increase) decrease in trade receivables                                192                         (205)
                     (Increase) decrease in other receivables                                (16)                         (77)
                     Decrease in prepaid expenses                                              5                          645
                     Decrease in inventories                                                   7                           15
                     Increase (decrease) in payables & accruals                             (102)                        (296)
                     Increase (decrease) in severance liability                              (15)                        (215)
                                                                               -----------------            -----------------
    Net cash used in operating activities                                                   (743)                      (3,068)
                                                                               -----------------            -----------------

Investing activities
    Acquisition of equipment                                                                  (1)                         (25)
    Proceeds from disposition of assets                                                       10                            -
    Increase in other long term assets                                                         -                            2
                                                                               -----------------            -----------------
         Net cash used in investing activities                                                 9                          (23)
                                                                               -----------------            -----------------

Financing activities
   Net proceeds received on issuance of preferred shares                                       -                        3,750
   Ordinary shares issued in satisfaction of accounts payable                                  -                          264
   Loan proceeds                                                                             600                            -
   Cancellation of shares issued in payment for services                                       -                          (61)
                                                                               -----------------            -----------------
         Net cash used for financing activities                                              600                        3,953
                                                                               -----------------            -----------------

Increase (Decrease) in cash and cash equivalents                                            (134)                         862
    Cash and cash equivalents, beginning of period                                           141                        2,499
                                                                               -----------------            -----------------
    Cash and cash equivalents, end of period                                   $               7            $           3,361
                                                                               =================            =================


Supplemental Schedule of Non-Cash Investing and Financing Activities
    Debt extinguished in exchange for warrants                                 $           1,191            $               -
                                                                               =================            =================
    Prepaid assets received in exchange for shares                             $               -            $             (61)
                                                                               =================            =================
    Preferred shares issued in satisfaction of convertible debt                $             600            $               -
                                                                               =================            =================

 The accompanying notes are an integral part of these consolidated statements.

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              U.S. dollars in thousands, except per share figures
                                  (Unaudited)



Note 1 -  BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Accent Software International Ltd., and its subsidiaries ("Accent" or "the Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information. The significant accounting policies, certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. In the opinion of management, all adjustments (consisting of adjustments of a normal, recurring nature) necessary for a fair presentation of these financial statements have been reflected in the interim periods presented. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Although the Company believes that the disclosures presented herein are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and footnotes included in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998.


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

          To reduce expenses, the Company has reduced its staffing level (which is its largest element of expense) from approximately 170 employees at its peak in 1996 to 15 at June 30, 1999.

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

          To obtain additional external financing, the Company sold convertible debentures and convertible preferred stock in the third and fourth quarters of 1997 and again in the second quarter of 1998. In the first quarter of 1999 the Company obtained $600 in the form of a short-term loan convertible, at the discretion of the lender, into convertible preferred stock. Effective June 30, 1999, the lender elected to convert the loan, plus accrued interest, into 2.9 million shares of preferred stock. In July 1999, the Company entered into an agreement which provides for an investor to purchase, at $0.21 per share, up to 9.5 million shares of the Company's ordinary shares for $2.0 million. At closing, the investor paid $500 thousand for 2.4 million shares and is required to purchase the remaining 7.1 million shares in the event the Company obtains a strategic partner and enters into a strategic alliance with such partner. The Company continues to explore sources of additional financing to satisfy its continuing operational requirements.

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


Note 3 -  LIQUIDITY

          As of June 30, 1999 and December 31, 1998, the Company had accumulated deficits of $53,205 and $53,540, respectively. For the six months ended June 30, 1999, the Company incurred a loss of $782 before the extraordinary gain from debt extinguishment mentioned above and recognizes that it may continue to incur operating losses through the remainder of 1999 and possibly beyond. Furthermore, the Company has not generated sufficient cash to finance its operations and has been dependent upon external sources to meet its liquidity requirements.

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

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              U.S. dollars in thousands, except per share figures
                                  (Unaudited)

          As mentioned above the Company obtained $600 of short-term financing under a loan agreement it executed with L&H Investment Company, N.V. ("LHIC") on February 19, 1999. On June 30, 1999, pursuant to the terms of the loan agreement, the principal of the loan, plus $24 of accrued interest, was converted into 2,884,874 Series C Preferred Shares of the Company. Additionally, pursuant to the terms of the loan agreement, the Company issued to LHIC a warrant to purchase three million Ordinary Shares of the Company at a price of $0.269 per share.

          Additionally, as mentioned above, in July 1999, the Company entered into an agreement which provides for an investor to purchase, at $0.21 per share, up to 9.5 million shares of the Company's ordinary shares for $2.0 million. At closing, the investor paid $500 thousand for 2.4 million shares and is required to purchase the remaining 7.1 million shares in the event the Company obtains a strategic partner and enters into a strategic alliance with such partner. There can be no assurance the Company will be able to locate and enter into a definitive agreement with a strategic partner as required by the agreement, in which case the Company would not receive from the investor up to $1.5 million in exchange for the issuance to it of 7.1 million of the Company's Ordinary Shares.

          The Company continues to explore sources of additional financing to satisfy its operational requirements.



Note  4 - SHARE CAPITAL

          Accent executed a Preferred Share Purchase Agreement with Lernout & Hauspie Speech Products, N.V. ("L&H"), an affiliate of LHIC, on June 4, 1998 pursuant to which the Company issued 4,000 Series C Preferred shares in exchange for $4,000. Fees and expenses related to the transaction totaled approximately $250 resulting in net proceeds to the Company of $3,750. As mentioned above, LHIC was issued 2,884,874 Series C Preferred Shares upon conversion of amounts due it under a loan agreement. The Series C Preferred Shares held by L&H and LHIC do not pay interest but do provide the investors with a preference over Ordinary Shareholders in the event of liquidation. The investors also have the right to vote the shares as if they had all been converted into Ordinary Shares.

          The Series C Preferred Shares issued to LHIC are convertible at any time into 2,884,874 Ordinary Shares of Accent which would dilute existing shareholders by approximately 9%. The Series C Preferred Shares issued to L&H also are convertible at any time into Ordinary Shares of Accent. The conversion price of $0.45 per share represents a 10% premium over the average closing price of the Company's Ordinary Shares during the ten trading days preceding execution of the agreement with L&H. Conversion of all 4,000 Series C Preferred Shares held by L&H would result in the issuance of 8,888,889 Ordinary Shares and would dilute existing shareholders by approximately 28%.

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              U.S. dollars in thousands, except per share figures
                                  (Unaudited)

          L&H also received warrants to purchase 4,444,444 Ordinary Shares of the Company at an exercise price of $0.55 per share. The warrants are exercisable for five years, the conversion of which would dilute existing shareholders by an additional 13%. LHIC received warrants, also exercisable for five years, to purchase 3,000,000 Ordinary Shares of the Company at an exercise price of $0.269 per share. Exercise of the warrants would dilute existing shareholders by an additional 9%.

          On July 14, 1999, subsequent to the date of the financial statements presented herein, the Company entered into a stock purchase agreement with an investor, Gotham Bay Partners LLC ("Gotham") which provides for Gotham to purchase, at $0.21 per share, up to 9.5 million shares of the Company's Ordinary Shares for $2.0 million. At closing, the investor paid $500 thousand for 2.4 million shares and is required to purchase the remaining 7.1 million shares, one half (3.55 million Ordinary Shares) of which it will be required to purchase if the Company enters into a letter of intent with a strategic partner and the remaining one half if the Company subsequently executes a definitive agreement of strategic alliance with such partner. Gotham will not be required to purchase the remaining 7.1 million shares if the Company does not perform the requirements stated above. If the entire 9.5 million Ordinary Shares are purchased by Gotham, existing shareholders would be diluted by approximately 25%.

          During the second and third quarters of 1998, Accent reached agreements with several of its major creditors pursuant to which these creditors agreed to accept Ordinary Shares in the Company in payment for all or a portion of amounts due them. Approximately 1,000,000 shares were issued to these creditors at market value which averaged approximately $0.45 per share. Dilution, at the date of the agreements, to existing shareholders from the issuance of these shares amounted to approximately 3%.

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

Item 2.   Management's Discussion and Analysis of Results of Operations and
          Financial Condition.   (U.S. dollars in thousands, except per share
          data.)

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

     Accent designs, develops and markets Language Information Technologies
(LIT) over the Internet. These technologies include software products and services that help businesses easily localize their products and information into other natural languages. Accent commenced operations in 1988 in Jerusalem, Israel, and has since moved its operations to Colorado Springs, Colorado in 1997. Over the last year Accent has changed its direction toward Internet products and services for corporate customers that are reaching international markets. Revenues are currently being generated through Internet portals, translation services and software products that increase the efficiencies of localizing media and products.

     The Company has accumulated deficits in excess of $53 million since its inception through June 30, 1999, and it may continue to incur deficits through the remainder of 1999 and possibly beyond. Accent historically has generated operating cash flow deficits and its liquidity is essentially exhausted. To enhance the Company's longer term prospects, management has focused on increasing revenue by changing its direction toward Internet products and services, reducing expenses and obtaining additional external financing. There can be no assurance that the Company will be successful in reversing the trend of operating losses and in generating sufficient working capital to meet its operating requirements and any failure on the part of the Company to do so will have a material adverse impact on the Company and could force it to cease operations. Although the Company believes it has made substantial progress in penetrating Internet markets and reducing its operating expenses and annual losses, its historical failure to generate adequate operating income and cash flow to meet its working capital requirements create doubt about the Company's ability to continue as a going concern and there can be no assurance that the Company will be able to continue as a going concern.

     The Company completed a restructuring during 1998 designed to reduce its working capital requirements and to align its operating expenses with its revised revenue projections. The restructuring eliminated the Company's Israeli-based product development, sales and marketing functions and various general and administrative activities. Staffing was reduced to 15 people during the first quarter of 1999.

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


Results of Operations

     The Company's operations produced an operating loss of $327 during the second quarter of 1999 on revenue of $540 compared with an operating loss of $1,464 on revenue of $490 during the second quarter of 1998. For the first six months of 1999, the Company's net loss before an extraordinary gain from debt extinguishment of $1,117, was $782 on revenue of $1,011 compared to an operating loss of $3,306 on revenue of $1,195 during the comparable period of 1998.

     The improvement in the Company's operating results was achieved through significant cost reduction efforts in all facets of the business, coupled with the redirection of the Company's operating strategy as mentioned above. The Company believes it has now reduced spending to the minimum sustainable level and has recently begun to rebuild the sales and marketing organization in the United States to pursue its new operating strategy.

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

     Revenue recorded in the three and six month periods of 1998 included sales of products that were dropped and/or not supported by the Company in the comparable periods of 1999. Revenues in the comparable periods of 1999 primarily include sales of translation services generated through traditional sales methods. Because the Company is in the early stages of focusing its marketing and sales efforts over the Internet, the benefits, if any, from such efforts have yet to be realized.

     Cost of Sales. Manufacturing, production, warehousing and shipping expenses have all been eliminated or significantly reduced from the year earlier period consistent with the Company's shift away from the retail market and toward the business-to-business market through Internet portals where manufacturing and support costs are significantly lower. At the same time, the Company has increased its emphasis on translation services which have a relatively high cost of sales due to a reliance on external translators to meet fluctuating demand.

     Cost of sales during the second quarter of 1999 was $305, or 56% of sales, compared to $170 in cost of sales, 35% of sales, during the same quarter of 1998. For the first six months of 1999, cost of sales totaled $548, or 54% of sales, compared to $375, or 31% of sales, reported during the same period of 1998.

     The increased emphasis on translation services with its relatively higher cost of sales than products previously offered by the Company in the comparable periods of 1998 is reflected in the above comparisons of cost of sales.

     Product Development Costs. Product development costs were $33 and $54 during the second quarter and first six months of 1999, respectively, compared to $718 and $1,843 during the comparable periods of 1998. The reduction in such costs from the 1998 periods reflects primarily the cost savings realized from the closure of the Company's product development center in Jerusalem coincident to the change in the Company's operating strategy.

     Product development costs historically included costs incurred by the Company's subsidiary, AgentSoft. Founded in 1996, AgentSoft was a Jerusalem-based start-up business focused on developing "intelligent agent" technology for use on the Internet. Because the Company did not anticipate near-term revenue or profit from AgentSoft and to allow the Company to focus all of its energies on its core competencies in the Language Information Industry, the Board of Directors concluded early in 1998 that the divestiture of AgentSoft would be in the best interests of all concerned. The assets of AgentSoft were sold for $225 in September, 1998.

     Marketing Expenses. The Company's marketing expenses were $148 for the quarter ended June 30,1999; a reduction of 55% from $331 in the comparable period in 1998. Marketing expenses for the first six months of 1999 were reduced approximately 65% to $278 from $789 for the first half of 1998.

     Sales and marketing personnel were eliminated from the Jerusalem operation during the third quarter of 1998 as the Company concluded it would be more economical to rely on sales representatives for its Middle East activity rather than full time employees. At the same time, the Company commenced establishing the sales and marketing capability at its U.S. base in Colorado Springs, Colorado. The Company's shift away from the retail market allows it to function with fewer sales and marketing personnel and has also led to reductions in non-personnel expenses such as trade shows, advertising and public relations costs.

     General and Administrative Expenses. General and administrative expenses during the second quarter of 1999 were $384 compared to $689 during the same quarter of 1998 for a reduction of $305, or 44%. Such costs were $889 for the six months ended June 30, 1999, a reduction of 37% from $1,403 for the same period of 1998. The reductions in general and administrative expenses are primarily attributable to staff reductions from the closure of the Company's offices in Jerusalem.

     Other expenses, net. The Company had other income of $3 during the three months ended June 30, 1999, primarily as a result of accrued interest recorded in the first quarter of 1999 being converted to Series C Preferred Shares by LHIC on June 30, 1999. For the comparable period of 1998, $46 in net other expenses was incurred consisting primarily of interest and expense arising from foreign exchange rate fluctuations. For the most recent six month period, the Company's other expenses totaled $24 compared to $91 during the year earlier period. As with the three month periods, other expenses consisted primarily of interest and foreign exchange rate fluctuations.

     Net loss before extraordinary item. Accent's net loss before an extraordinary item during the second quarter of 1999 of $327 was less than the year earlier figure of $1,464. On a per share basis, the Company lost $0.01 per share before the extraordinary item during the second quarter of 1999 compared to a net loss of $0.05 per share during the second quarter of 1998. For the first half of 1999 the net loss before an extraordinary item was $782, or $0.03 per share, compared to $3,306, or $0.14 per share, during the first half of 1998. The significant reductions in net losses before the extraordinary item recorded in 1999 reflect the impact of the Company's cost reduction initiatives and change in operating strategy.

     Extraordinary gain from debt extinguishment. As previously mentioned, the Company recognized an extraordinary gain of $1,117 in the first quarter of 1999 as a result of the extinguishment of $1,180 of long-term debt, plus $11 of accrued interest, in exchange for the issuance of a warrant to the lender to receive 2,448,000 shares of the Company's Ordinary Shares anytime after January 25, 2001, but before January 25, 2006. No such gain or loss was reported in the first half of 1998. The extraordinary gain amounted to $0.04 per share on a per share basis.

     Net Income (Loss). The Company recognized net income of $335, or $0.01 per share, for the six months ended June 30, 1999 compared to a net loss of $3,306, or $0.14 per share, for the comparable period of 1998.


Liquidity and Capital Resources

     For the six month period ended June 30, 1999, the Company's operating activities used cash of $736 compared to $3,068 used during the comparable period of 1998.

     The Company has been successful on several occasions during the past two and one half years in raising additional working capital through the sale of convertible securities. The Company secured $600 in additional working capital during the first quarter of 1999 in the form of short-term debt which was converted to Series C Preferred Shares on June 30, 1999. Those funds, coupled with cost reduction efforts which substantially reduced its working capital requirements, were sufficient to meet its requirements through June, 1999. In July 1999, the Company sold 2.4 million Ordinary Shares for $500 under an agreement more fully described above. In the event current working capital falls short of its requirements due to (1) the inability of the Company to locate and enter into a strategic alliance with a strategic partner under the terms of the stock purchase agreement with Gotham, (2) revenue shortfalls, or (3) other unanticipated contingencies, the Company will need to seek additional financing. Although management currently is seeking additional financing, there is no assurance that the Company will be successful in securing additional working capital and any failure on the part of the Company to do so will have a material adverse impact on the Company and may cause the Company to cease operations.

     On January 25, 1999 the Company entered into an agreement with the government of Israel and various Israeli banking officials whereby the Company issued a warrant to the bank to issue to the bank 2,448,000 Ordinary Shares in full satisfaction of the balance of the loan. The warrant vests on the second anniversary of the grant (that is, January 25, 2001) and expires on January 25, 2006.

     Management has taken additional steps in securing additional external financing and increasing revenues. At its annual meeting held on June 25, 1999, shareholders approved a reverse stock split and an increase in the Company's capitalization. Management believes these actions will provide a sufficient number of unreserved and unissued shares to pursue, among other things, equity financing transactions and strategic alliances and enhance the marketability of the Company's outstanding Ordinary Shares to the investment community.

     Additionally, shareholders approved a change in the Company's name with a ".net" extension which would, in the opinion of management, better reflect the Company's movement toward Internet products and services and away from its historical product line. The name change currently is going through the approval process of the Israeli Registrar of Companies.

     The Company's investing activities for both the first six months of 1999 and 1998 were immaterial wherein cash of $9 was provided by such activities in the 1999 period and cash of $23 was used during the 1998 period.

     Financing activities provided cash of $600 and $3,953 during the six month periods ended June 30, 1999, and 1998, respectively. Proceeds from a short-term loan provided cash of $600 during the first half of 1999, whereas the majority of the cash provided during the comparable period of 1998 was from proceeds from the sale of Series C Preferred Shares to L&H.

     The Company obtained $600 of short-term financing under a Loan Agreement it executed with L&H Investment Company, N.V. ("LHIC") on February 19, 1999. The principal amount of the loan, plus $24 of accrued interest, was converted into 2,884,874 Series C Preferred Shares on June 30, 1999. Additionally, pursuant to the terms of the loan agreement, the Company issued to LHIC a warrant to purchase three million Ordinary Shares of the Company at a price of $0.269 per share.

     On July 14, 1999, the Company entered into an agreement with an investor, Gotham Bay Partners, LLC, to purchase, at $0.21 per share, up to 9.5 million shares of the Company's ordinary shares for $2.0 million. At closing, the investor paid $500 thousand for 2.4 million shares and is required to purchase the remaining 7.1 million shares for $1.5 million when and if the Company obtains a strategic partner and enters into a strategic alliance with such partner. Under the terms of the agreement , in the event the Company is unable to find and enter into a definitive agreement with a strategic partner, the investor will not be required to purchase the remaining 7.1 million ordinary shares. The Company believes that its operations may not generate adequate cash flow to meet its needs without additional external financing. The inability of the Company to find and enter into a strategic alliance with a strategic partner, or obtain other external financing in the event it is unable to do so will have a material adverse impact and may cause the Company to cease operations.


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

Part II -  Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

           On June 25, 1999, the Company held its Annual Meeting of Shareholders at its offices in Colorado Springs, Colorado. Matters voted on at the meeting and the results of such voting are as follows:

      1. The election of five directors to hold office until the next Annual Meeting of Shareholders or until their respective successors shall be elected and qualified. The following persons were elected as directors of the Company and received the number of votes set forth below:

           Director                               For
           --------                               ---

           Todd A. Oseth                          21,924,968
           Esther Dyson                           21,924,968
           Chantal Mestdagh                       21,924,968
           Bob Kutnick                            21,924,968
           Francis Vanderhoydonck                 21,924,968

      2. To increase authorized share capital by New Israel Shekels (NIS) 650,000, divided into 65,000,000 Ordinary Shares with nominal value NIS 0.01 each, following which the total number of Ordinary Shares, nominal value NIS 0.01 per share (the "Ordinary Shares") shall be 130,000,000, and to approve a corresponding amendment to the Company's Memorandum of Association and Articles of Association


           For:                                   30,113,689
           Against:                               703,877
           Abstain:                               101,850


      3. To approve a reverse stock split of the Company's outstanding shares on such ratio (a one-for-seven basis, a one-for-ten basis or a one-for-fifteen basis) as the Board of Directors shall determine; (ii) to approve a corresponding increase in the nominal value of the Company's Ordinary Shares from NIS 0.01 (to NIS 0.07, NIS 0.10 or NIS 0.15, depending on the ratio of the reverse stock split determined by the Board of Directors); and (iii) to approve amendments to the Memorandum of Association and Articles of Association to reflect these matters; such reverse stock split to take place at the sole discretion of the Board Directors at any time prior to January 1, 2000;


           For:                                   29,784,322
           Against:                               1,060,494
           Abstain:                               0

____________________________
* Incorporated by reference.

   4. To increase the number of options to purchase Ordinary Shares which may be granted under the Employee Share Option Plan (1995) by 625,000, from 1,875,000 to 2,500,000;

           For:                                    13,247,709
           Aginst:                                 770,577
           Abstain:                                79,990

  5. To approve the adoption of the CEO Share Option Plan (1999), and the grant of certain options pursuant thereto;

           For:                                    13,062,490
           Against:                                969,727
           Abstain:                                101,300

  6. To approve a change in the name of the Company to "LanguageWare.net Ltd." or such other similar name as shall be determined by the Board of Directors and approved by the Israeli Registrar of Companies;

           For:                                    30,734,964
           Against:                                92,235
           Abstain:                                92,217

  7. To appoint Luboshitz, Kasierer & Co., a member firm of Arthur Andersen, as independent auditors to audit the Financial Statements of the Company and its subsidiaries for the year ended December 31, 1999, and to authorize the Board of Directors to determine their level of compensation

           For:                                    30,671,774
           Against:                                148,475
           Abstain:                                99,167

Item 6.    Exhibits and Reports on Form  8-K

(a)     Exhibits

3.1(a) - Memorandum of Association of Registrant (filed as Exhibit 3.1(a) to the Company's Registration Statement No. 33-92754).*

3.1(b) - Certificate of Name Change dated October 23, 1994 (filed as Exhibit 3.1(b) to the Company's Registration Statement No. 33-92754).*

3.1(c) - Certificate of Name Change dated April 23, 1995 (filed as Exhibit 3.1(c) to the Company's Registration Statement No. 33-92754).*

3.2(a) - Articles of Association of Registrant (filed as Exhibit 3.2 to the Company's Registration Statement No. 33- 92754).*

3.2(b) - Authorization of Registration of Increase in Share Capital dated July 18, 1999.

4.1    -   Form of Ordinary Share Certificate (filed as Exhibit 4.1 to the
           Company's

__________________________
*Incorporated by reference

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

__________________________
*Incorporated by reference
           as Exhibit 4.7 to the Company's Registration Statement filed on October 16, 1997, Reg. No. 333-38043).*

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

4.15  -    Warrant Agreement with The Shemano Group, Inc. (filed as Exhibit 4.1 to the Company's Form S-3 filed on November 6, 1997, Reg. No. 333-39697).*

4.16  -    Form of Warrant to Lernout & Hauspie Speech Products, N.V.

4.17  -    Form of Warrant to L&H Investment Company, N.V..

10.1  -    Stock Purchase Agreement between IMR Investments V.O.F. and Kivun
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

__________________________
*Incorporated by reference

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

10.6(b) -  Amended and Restated Employee Share Option Plan (1995) (filed as
           Exhibit 4.2 to the Company's Registration Statement No. 333-04285).*

10.6(c) -  Non-Employee Director Share Option Plan (1995) (filed as Exhibit
           10.7(b) to the Company's Registration Statement No. 33-92754).*

10.6(d) -  Amended and Restated Non-Employee Share Option Plan (1995) (filed as
           Exhibit 4.2 to the Company's Registration Statement No. 333-07965).*

10.6(e) -  Amended and Restated Non-Employee Share Option Plan (1995) (filed as
           Exhibit 10-6(e) to the Company's Form 10-K on March 31, 1998).*

__________________________
*Incorporated by reference

10.6(f) -  CEO Share Option Plan (1999)

10.6(g) -  Non-Employee Share Option Plan (1998) (filed as Exhibit B to the
           Company's Form DEF14A on April 29, 1998)*

10.7(b) -  Employment Agreement between the Company and Todd A. Oseth, dated
           February 3, 1997 (filed as exhibit 10.7(b) to the Company's Form 10-K on March 31, 1998).*

10.8    -  Consulting Agreement, dated August 4, 1997, between the Company and
           Investor Resource Services, Inc. (filed as Exhibit 4.1 to the Company's Registration Statement filed on October 16, 1997, Reg. No. 333-38043).*

10.9    -  Amendment to the Consulting Agreement, dated January 30, 1998, between Company and Investor Resource Services, Inc. (filed as
           Exhibit 10-9 to the Company's Form 10-K on March 31, 1998).*

10.10   -  Shareholders Agreement by and between Accent Software International
           Limited and Gilad Zlotkin, dated February 21, 1996 (filed as Exhibit
           10.10 to the Company's Form 10-K on April 1, 1996).*

10.11   -  Debenture between the Company and Bank Leumi (filed as Exhibit 10.11 to the Company's Registration Statement No. 333-7637).*

10.12   -  Agreement between the Company and The Bank for Industrial Development
           (filed as Exhibit 4-1 to the Company's Form S-3 on August 4, 1998)*

10.13   -  Stock Purchase Agreement between the Company and Gotham Bay Partners
           LLC dated July 14, 1999.

21      -  Subsidiaries of Registrant (filed as Exhibit 21 to the Company's Form
           10-K filed on April 2, 1996).*

27      -  Financial Data Schedule.


(b)     Reports on Form 8-K

        None.

__________________________
*Incorporated by reference

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                                 (Registrant)


Date:  August 10, 1999                    by:  /S/  Todd A. Oseth
       ---------------                         -------------------
                                               Todd A. Oseth
                                               (Principal Executive Officer and
                                               acting Principal Financial
                                               Officer)