Form 10-Q
period 1999-09-30
LANGUAGEWARE NET CO LTD
filed 1999-11-12
CIK 945321

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                             ____________________

                                   FORM 10-Q

                             ____________________


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 1999.

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.  For the transition period from __________ to
     __________.


                        Commission file number: 0-26394



                        LANGUAGEWARE.NET (COMPANY) LTD.
--------------------------------------------------------------------------------
                   (Exact Name of Registrant in its Charter)


            Israel                                          N/A
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


        C/O Yigal Arnon & Co., 22 Rivlin Street, Jerusalem 91000, Israel
                               011-972-2-623-9200
--------------------------------------------------------------------------------
    (Address, Including Zip Code, and Telephone Number, Including Area Code
                 of Registrant's Principal Executive Offices.)

                                With Copies To:
         2864 South Circle Drive, Suite 500, Colorado Springs, CO 80906
                                  719-955-3400
--------------------------------------------------------------------------------
    (Address, Including Zip Code, and Telephone Number, Including Area Code
                 of Registrant's Principal Operating  Offices.)

                       ACCENT SOFTWARE INTERNATIONAL LTD.
--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes  [x]  No  [ ]

On November 9, 1999, the registrant had outstanding 31,672,456 Ordinary Shares (including 2,000 Ordinary Shares included in the registrant's outstanding Units)

                                         LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                               U. S. dollars and shares in thousands

                                                                     September 30,                December 31,
                                                                         1999                         1998
                                                                     -------------                ------------
                             Assets                                   (Unaudited)                  (Audited)
Current Assets
          Cash and cash equivalents                                  $     30                     $    141
          Trade receivables, net of allowance of
          $102 in 1999 and $219 in 1998                                   188                          265
          Other receivables                                               284                           91
          Prepaid expenses                                                  -                            5
          Inventories                                                       -                            7
                                                                     -------------                ------------
                  Total current assets                                    502                          509
Equipment
          Cost                                                            111                          238
          Less - Accumulated depreciation                                 108                          198
                                                                     -------------                ------------
                  Equipment, net                                            3                           40
Other Long Term Assets                                                      -                           50
                                                                     -------------                ------------
                  Total assets                                       $    505                     $    599
                                                                     -------------                ------------

                  Liabilities and Shareholders' Equity
Current Liabilities
          Short-term and current maturities of long-term debt        $     51                     $  1,180
          Accounts payable and accrued expenses                           820                          785
                                                                     -------------                ------------
                  Total current liabilities                               871                        1,965
Accrued severance liability                                               -                             15
                                                                     -------------                ------------
                  Total liabilities                                       871                        1,980
                                                                     -------------                ------------

Shareholders' Equity (Deficit)
          Preferred Shares, par value NIS 0.01. authorized
             10,000 shares:
               Series C - issued and outstanding 4 at
                  September 30, 1999 and December 31, 1998                -                              -
               Series D - issued and outstanding 2,885 at
                  September 30, 1999 and 0 at December 31, 1998             7                            -
          Ordinary Shares, par value NIS 0.01. authorized 130,000
               shares, issued and outstanding 31,672 at
               September 30, 1999 and 28,223 at December 31, 1995          63                           77
          Share premium                                                53,130                       52,082
          Warrants                                                         73                            -
          Accumulated deficit                                         (63,559)                     (53,540)
                                                                     -------------                ------------
                  Total shareholders' equity (deficit)                   (366)                      (1,381)
                                                                     -------------                ------------
                  Total liabilities and shareholders' equity         $    505                     $    599
                                                                     -------------                ------------

  The accompanying notes are an integral part of these consolidated statements.

               LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     U.S. dollars and shares in thousands
                                  (Unaudited)


                                                       Three months ended September 30,          Nine months ended September 30,
                                                  --------------------------------------    -------------------------------------
                                                       1999                    1998             1999                    1998
                                                  --------------          --------------    -------------          --------------
Net sales                                                $   550                 $   514          $ 1,561                 $ 1,709
Operating costs and expenses
  Cost of sales                                              432                     326              980                     701
  Product development costs                                   83                     498              137                   2,341
  Marketing expenses                                         201                     351              479                   1,140
  General and administrative expenses                        288                     541            1,177                   1,944
  Restructuring charge                                         -                     568                -                     568
                                                  --------------          --------------    -------------          --------------
  Total operating costs and expenses                       1,004                   2,284            2,773                   6,694
                                                  --------------          --------------    -------------          --------------
Operating loss                                              (454)                 (1,770)          (1,212)                 (4,985)
Other Income (Expense)                                         -                     (61)             (24)                   (152)
                                                  --------------          --------------    -------------          --------------
Net loss before extraordinary item                          (454)                 (1,831)          (1,236)                 (5,137)
Extraordinary gain from debt extinguishment
  (less income taxes of $0)                                    -                       -            1,117                       -
                                                  --------------          --------------    -------------          --------------
Net income (loss)                                        $  (454)                $(1,831)         $  (119)                $(5,137)
                                                  ==============          ==============    =============          ==============
Net income (loss) per share:
            Before extraordinary gain                    $ (0.01)                 $(0.07)         $ (0.04)                 $(0.20)
            Extraordinary gain                                 -                       -             0.04                       -
                                                  --------------          --------------    -------------          --------------
            Net income (loss) per share                  $ (0.01)                 $(0.07)         $ (0.01)                 $(0.20)
                                                  ==============          ==============    =============          ==============
Weighted average number of
  shares outstanding                                      31,336                  28,155           29,980                  25,359
                                                  ==============          ==============    =============          ==============

 The accompanying notes are an integral part of these consolidated statements.

               LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           U.S. dollars in thousands
                                 (Unaudited)

                                                                                  Nine months ended September 30,
                                                                                1999                            1998
                                                                          ----------------                ---------------
                                                                            (Unaudited)                     (Unaudited)
Operating activities
    Net loss before extraordinary gain                                           $(1,236)                      $(5,137)
    Adjustments to reconcile net loss to net cash
        used in operating activities
                 Depreciation and amortization                                        75                           789
                 Change in allowance for doubtful accounts                          (117)                          (13)
                 Change in realizable value of other long term assets                  -                           244
                 Changes in assets and liabilities:
                   (Increase) decrease in trade receivables                          194                          (198)
                   (Increase) decrease in other receivables                         (193)                          (17)
                   Decrease in prepaid expenses                                        5                           798
                   Decrease in inventories                                             7                            46
                   Increase (decrease) in payables & accruals                         35                        (1,008)
                   Increase (decrease) in severance liability                        (15)                         (215)
                                                                         ----------------                ---------------
    Net cash used in operating activities                                         (1,245)                       (4,711)
                                                                         ----------------                ---------------

Investing activities
    Acquisition of equipment                                                          (1)                            -
    Proceeds from disposition of assets                                               25                           216
                                                                         ----------------                ---------------
         Net cash provided by investing activities                                    24                           216
                                                                         ----------------                ---------------
Financing activities
    Repayment of government-guaranteed loans                                           -                        (1,297)
    Net proceeds received on issuance of preferred shares                              -                         3,750
    Net proceeds received on issuance of debentures and warrants                       -                            23
    Net proceeds received on issuance of ordinary shares                             459                             -
    Loan proceeds                                                                    651                             -
                                                                         ----------------                ---------------
         Net cash provided by financing activities                                 1,110                         2,476
                                                                         ----------------                ---------------

Increase (Decrease) in cash and cash equivalents                                    (111)                       (2,019)
    Cash and cash equivalents, beginning of period                                   141                         2,499
                                                                         ================                ===============
    Cash and cash equivalents, end of period                                     $    30                       $   480
                                                                         ================                ===============

Supplemental Schedule of Non-Cash Investing and Financing Activities
    Debt extinguished in exchange for warrants                                   $ 1,191                       $     -
                                                                         ================                ===============
    Preferred shares issued in satisfaction of convertible debt                  $   600                       $     -
                                                                         ================                ===============
    Cancellation of ordinary shares issued in payment for services               $     -                       $   (61)
                                                                         ================                ===============
    Ordinary shares issued in satisfaction of accounts payable                   $     -                       $   422
                                                                         ================                ===============

 The accompanying notes are an integral part of these consolidated statements.

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              U.S. dollars in thousands, except per share figures
                                  (Unaudited)

Note 1 -  BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of LanguageWare.net (Company) Ltd., and its subsidiaries ("the Company"), have been prepared in accordance with United States generally accepted accounting principles for interim financial information. On October 6, 1999, the Company changed its name to LanguageWare.net (Company) Ltd. from Accent Software International Ltd.

          The significant accounting policies, certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. In the opinion of management, all adjustments (consisting of adjustments of a normal, recurring nature) necessary for a fair presentation of these financial statements have been reflected in the interim periods presented. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Although the Company believes that the disclosures presented herein are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and footnotes included in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2 -  GOING CONCERN

          The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The report of the Company's Independent Auditors (included in the Company's 1998 Annual Report on Form 10-K), however, raises doubt about the Company's ability to continue as a going concern. Management acknowledges that the Company's history of operating losses and operating cash flow deficits raises legitimate concern about the Company's longer-term prospects.

          To enhance the Company's longer-term prospects, management is (1) positioning the Company to be able to focus on global Internet e-commerce solutions, (2) continuing to focus on increasing revenue from current operations, (3) reducing expenses and (4) obtaining additional external financing.

          To increase revenue, the Company has developed new products to serve the language information industry, has redirected its operations toward Internet products and services, entered into alliances with other companies in the industry aimed at broadening the Company's market reach and has expanded its translation services business. Additionally, the Company is in the process of positioning itself to be able to provide global Internet e-commerce solutions through active efforts to locate strategic partners and merger candidates.

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              U.S. dollars in thousands, except per share figures
                                  (Unaudited)


          To reduce expenses, the Company has reduced its staffing level (which is its largest element of expense) from approximately 170 employees at its peak in 1996 to 15 at September 30, 1999.

          Related expenses such as rent, telephone, travel and training costs have been reduced proportionately. The shift away from the retail market has led to reductions in production and inventory carrying costs. Product development costs have been reduced by closing the Company's product development facility in Jerusalem, narrowing the number of new products under development and focusing on those opportunities that provide the greatest near-term revenue potential. The Company has reduced discretionary spending on advertising and marketing as well as the amount it spends on exhibitions and trade shows and has closed its sales offices in London, England, and Newport Beach, California. The sale in 1998 of the assets of the Company's subsidiary, AgentSoft, also reduced costs with no decrease in total revenue.

          To obtain additional external financing, the Company sold convertible debentures and convertible preferred stock in the third and fourth quarters of 1997 and again in the second quarter of 1998. In the first quarter of 1999 the Company obtained $600 in the form of a short-term loan convertible, at the discretion of the lender, into convertible preferred stock. Effective June 30, 1999, the lender elected to convert the loan, plus accrued interest, into 2.9 million shares of Series D Preferred Stock. In July 1999, the Company entered into an agreement which provides for a group of investors to purchase, at $0.21 per share, up to 9.5 million shares of the Company's ordinary shares for $2,000. At closing, the investors paid $500 for 2.4 million shares, and one of the investors is required to purchase the remaining 7.1 million shares for $1,500 in the event the Company obtains a strategic partner and enters into a strategic alliance with such partner. In October 1999, the Company obtained $100 by executing a convertible promissory note to the investor mentioned above who may be required to purchase the additional 7.1 million ordinary shares. The principal balance and unpaid interest thereon is convertible, at the discretion of the lender, into ordinary shares of the Company.
          The Company continues to explore sources of additional financing to satisfy its continuing operational requirements.

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

Note 3 -  LIQUIDITY

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              U.S. dollars in thousands, except per share figures
                                  (Unaudited)



          As of September 30, 1999 and December 31, 1998, the Company had accumulated deficits of $53,659 and $53,540, respectively. For the nine months ended September 30, 1999, the Company incurred a loss of $1,236 before the extraordinary gain from debt extinguishment mentioned above and recognizes that it may continue to incur operating losses through the remainder of 1999 and possibly beyond. Furthermore, the Company has not generated sufficient cash to finance its operations and has been dependent upon external sources to meet its liquidity requirements.

          In addition to the cost reduction initiatives completed during the first quarter of 1999 and the fourth quarter of 1998, the Company will continue to explore new methods to increase revenues and reduce costs and working capital requirements. As mentioned above the Company obtained $600 of short-term financing under a loan agreement it executed with L&H Investment Company, N.V. ("LHIC") on February 19, 1999. On June 30, 1999, pursuant to the terms of the loan agreement, the principal of the loan, plus $24 of accrued interest, was converted into 2,884,874 Series D Preferred Shares of the Company. Additionally, pursuant to the terms of the loan agreement, the Company issued to LHIC a warrant to purchase 3.0 million Ordinary Shares of the Company at a price of $0.269 per share.

          Additionally, as mentioned above, in July 1999, the Company entered into an agreement which provides for a group of three investors to purchase, at $0.21 per share, up to 9.5 million shares of the Company's ordinary shares for $2,000. At closing, the investors paid $500 for 2.4 million shares and one of the investors is required to purchase for $1,500 the remaining 7.1 million shares in the event the Company obtains a strategic partner and enters into a strategic alliance with such partner. As of November 9, 1999, management of the Company had not obtained a strategic partner acceptable to the investor and consequently, had not issued the 7.1 million Ordinary Shares to the investor and had not received from the investor the remaining $1,500 for such shares. In October 1999, the Company obtained $100 by executing a convertible promissory note to the investor mentioned above who may be required to purchase the additional 7.1 million ordinary shares. The principal balance and unpaid interest thereon is convertible, at the discretion of the lender, into ordinary shares of the Company. There can be no assurance the Company will be able to locate and enter into a definitive agreement with a strategic partner as required by the agreement, in which case the Company would not receive from the investor up to $1,500 in exchange for the issuance to it of 7.1 million of the Company's Ordinary Shares.

          The Company continues to explore sources of additional financing to satisfy its operational requirements.

Note  4 - SHARE CAPITAL

          The Company executed a Preferred Share Purchase Agreement with Lernout & Hauspie Speech Products, N.V. ("L&H"), an affiliate of LHIC, on June 4, 1998 pursuant to which the Company issued 4,000 Series C Preferred shares in exchange

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              U.S. dollars in thousands, except per share figures
                                  (Unaudited)


          for $4,000. Fees and expenses related to the transaction totaled approximately $250 resulting in net proceeds to the Company of $3,750.

          As mentioned above, LHIC was issued 2,884,874 Series D Preferred Shares upon conversion of amounts due it under a loan agreement. The Series C and Series D Preferred Shares held by L&H and LHIC do not pay interest but do provide the investors with a preference over Ordinary Shareholders in the event of liquidation. The investors also have the right to vote the shares as if they had all been converted into Ordinary Shares.

          The Series D Preferred Shares issued to LHIC are convertible at any time into 2,884,874 Ordinary Shares of the Company which would dilute existing shareholders by approximately 8%. The Series C Preferred Shares issued to L&H also are convertible at any time into Ordinary Shares of the Company. The conversion price of $0.45 per share represents a 10% premium over the average closing price of the Company's Ordinary Shares during the ten trading days preceding execution of the agreement with L&H. Conversion of all 4,000 Series C Preferred Shares held by L&H would result in the issuance of 8,888,889 Ordinary Shares and would dilute existing shareholders by approximately 22%.

          L&H also received warrants to purchase 4,444,444 Ordinary Shares of the Company at an exercise price of $0.55 per share. The warrants are exercisable for five years, the conversion of which would dilute existing shareholders by an additional 12%. LHIC received warrants, also exercisable for five years, to purchase 3,000,000 Ordinary Shares of the Company at an exercise price of $0.269 per share. Exercise of the warrants would dilute existing shareholders by an additional 9%.

          On July 14, 1999, the Company entered into a stock purchase agreement with a group of three investors who paid $500, $167 each, for 2.4 million shares. One of the investors is required to purchase an additional 7.1 million shares, one half (3.55 million Ordinary Shares) of which will be required to be purchased if the Company enters into a letter of intent with a strategic partner and the remaining one half if the Company subsequently executes a definitive agreement of strategic alliance with such partner. The investor will not be required to purchase the additional 7.1 million shares if the Company does not perform the requirements stated above. If the additional 7.1 million Ordinary Shares are purchased by the investor, existing shareholders would be diluted by approximately 18%.

          On October 12, 1999, the Company received $100 upon executing a Convertible Promissory Note (the "Note") in the amount of $100 with the investor mentioned above who may be required to purchase the additional 7.1 million shares of the Company's Ordinary Shares. The principal balance of the Note bears interest at the prime rate at the date of the Note plus 200 basis points. The principal balance, plus all accrued and unpaid interest, becomes due and payable on December 31, 1999. The investor has the right at any time to convert all or any portion of the outstanding principal and unpaid interest into Ordinary Shares of the Company based on the average of the five(5) lowest closing trading prices of the Company's Ordinary Shares between the date of the Note and the conversion date.

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              U.S. dollars in thousands, except per share figures
                                  (Unaudited)


          During the second and third quarters of 1998, the Company reached agreements with several of its major creditors pursuant to which the creditors agreed to accept Ordinary Shares in the Company in payment for all or a portion of amounts due them. Approximately 1,000,000 shares were issued to such creditors at market value which averaged approximately $0.45 per share. Dilution, at the date of the agreements, to existing shareholders from the issuance of these shares amounted to approximately 3%.

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

Introduction

     Effective October 6, 1999, the Company changed its name to LanguageWare.net (Company) Ltd. from Accent Software International Ltd.

     This Form 10-Q for LanguageWare.net (Company) Ltd., and its subsidiaries ("the Company") contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties including, but not limited to, the timely availability of new products and services, market acceptance of the Company's existing products and services, and products under development, the impact of competing products, services and pricing, the availability of sufficient resources including short- and long-term financing to carry out the Company's product development and marketing plans, and quarterly fluctuations in operating results. The Company's actual results in future periods may be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities' values may be volatile and may be influenced by economic and other factors beyond the Company's control. In the context of the forward-looking information provided in this Form 10-Q, please refer to the Company's most recent Form 10-K and the Company's other filings with the Securities and Exchange Commission.

     The Company designs, develops and markets Language Information Technologies
(LIT) over the Internet. These technologies include software products and services that help businesses easily localize their products and information into other natural languages. The Company commenced operations in 1988 in Jerusalem, Israel, and in 1997 moved its operations to Colorado Springs, Colorado. Since moving its operations, the Company has changed its direction toward Internet products and services for corporate customers that are reaching international markets. Revenues are currently being generated through Internet portals, translation services and software products that increase the efficiencies of localizing media and products.

     The Company has accumulated deficits of $53,659 since its inception through September 30, 1999, and it may continue to incur deficits through the remainder of 1999 and possibly beyond. The Company historically has generated operating cash flow deficits and its liquidity is essentially exhausted. To enhance the Company's longer-term prospects, management has focused on increasing revenue by changing its direction toward Internet products and services, reducing expenses and obtaining additional external financing. There can be no assurance that the Company will be successful in reversing the trend of operating losses and in generating sufficient working capital to meet its operating requirements and any failure on the part of the Company to do so will have a material adverse impact on the Company and could force it to cease operations. Although the Company believes it has made substantial progress in penetrating Internet markets and reducing its operating expenses and annual losses, its historical failure to generate adequate operating income and cash flow to meet its working capital requirements create doubt about the Company's ability to continue as a going concern and there can be no assurance that the Company will be able to continue as a going concern.

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

     The Company is continuing to work on significant new sales opportunities and has gradually expanded its sales and marketing operations through the expanded use of sales representatives and cooperative agreements with other businesses. There can be no assurance, however, that future revenue will meet management's expectations.

     The Company's ability to generate increased revenue and to fund planned expenditures is dependent on a number of factors, some of which are outside its control. In particular, revenue growth and profitability, if any, will depend on the ability of the Company to develop and market new services, products and product enhancements, demand for the Company's services and products, the level of competition, the success of the Company in attracting and retaining motivated and qualified personnel, the ability of the Company to control its costs and general economic conditions. There can be no assurance that the Company will meet such challenges successfully. Any of these or other factors could have a material adverse effect on the Company's business, operating results or financial condition.


Results of Operations

     The Company's operations produced an operating loss of $454 during the third quarter of 1999 on revenue of $550 compared with an operating loss of $1,770 on revenue of $514 during the third quarter of 1998. For the first nine months of 1999, the Company's net loss before an extraordinary gain from debt extinguishment of $1,117 was $1,236 on revenue of $1,561 compared to an operating loss of $4,985 on revenue of $1,709 during the comparable period of 1998.

     The improvement in the Company's operating results was achieved through significant cost reduction efforts in all facets of the business, coupled with the redirection of the Company's operating strategy as mentioned above. The Company believes it has now reduced spending to the minimum sustainable level and has recently begun to focus its efforts on global Internet e-commerce solutions.

     Net Sales. Commencing early in the first quarter of calendar 1999, management shifted it's focus to generating revenue through Internet portals. Customer interest in the Company's newest products offered on the Internet, Loc@le and LanquageWare, has been positive. Additionally, the Company is encouraged by the number of requests for proposals for translation services from customers visiting the Company's web site.

     Revenue recorded in the three and nine month periods of 1998 included sales of products that were dropped and/or not supported by the Company in the comparable periods of 1999. Revenues in the comparable periods of 1999 primarily include sales of translation services generated through traditional sales methods. Because the Company is in the early stages of focusing its efforts on global e-commerce solutions, the benefits, if any, from such efforts have yet to be realized.

     Cost of Sales. Manufacturing, production, warehousing and shipping expenses have all been eliminated or significantly reduced from the year earlier period consistent with the Company's shift away from the retail market and toward the business-to-business market through Internet portals where manufacturing and support costs are significantly lower. At the same time, the Company increased its emphasis on translation services which have a relatively high cost of sales due to a reliance on external translators to meet fluctuating demand.

     Cost of sales during the third quarter of 1999 was $432, or 79% of sales, compared to $326 in cost of sales, 63% of sales, during the same quarter of 1998. For the first nine months of 1999, cost of sales totaled $980, or 63% of sales, compared to $701, or 41% of sales, reported during the same period of 1998.

  The increased emphasis on translation services with its relatively higher cost of sales than products previously offered by the Company in the comparable periods of 1998 is reflected in the above comparisons of cost of sales. Additionally, an engagement for translation services with one significant customer in the 1999 periods had relatively low margins compared to standard engagements.

  Product Development Costs. Product development costs were $83 and $137 during the third quarter and first nine months of 1999, respectively, compared to $498 and $2,341 during the comparable periods of 1998. The reduction in such costs from the 1998 periods reflects primarily the cost savings realized from the closure of the Company's product development center in Jerusalem coincident to the change in the Company's operating strategy.

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

  Marketing Expenses. The Company's marketing expenses were $201 for the quarter ended September 30,1999; a reduction of 43% from $351 in the comparable period in 1998. Marketing expenses for the first nine months of 1999 were reduced approximately 58% to $479 from $1,140 for the first nine months of 1998.

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

  General and Administrative Expenses. General and administrative expenses during the third quarter of 1999 were $288 compared to $541 during the same quarter of 1998 for a reduction of $253, or 47%. Such costs were $1,177 for the nine months ended September 30, 1999, a reduction of 39% from $1,944 for the same period of 1998. The reductions in general and administrative expenses are primarily attributable to staff reductions from the closure of the Company's offices in Jerusalem.

  Other expenses, net. The Company did not have other income during the three months ended September 30, 1999. For the comparable period of 1998, $61 in net other expenses was incurred consisting primarily of interest and expense arising from foreign exchange rate fluctuations. For the most recent nine month period, the Company's other expenses totaled $24 compared to $152 during the year earlier period. As with the three month periods, other expenses consisted primarily of interest and foreign exchange rate fluctuations, which fluctuations were significantly reduced upon the move from Jerusalem, Israel to the U.S.

     Net loss before extraordinary item. The Company's net loss before an extraordinary item during the third quarter of 1999 of $454 was less than the year earlier figure of $1,831. On a per share basis, the Company lost $0.02 per share before the extraordinary item during the third quarter of 1999 compared to a net loss of $0.07 per share during the third quarter of 1998. For the first nine months of 1999 the net loss before an extraordinary item was $1,236, or $0.04 per share, compared to $5,137, or $0.20 per share, during the first nine months of 1998. The significant reductions in net losses before the extraordinary item recorded in 1999 reflect the impact of the Company's cost reduction initiatives and change in operating strategy.

  Extraordinary gain from debt extinguishment. As previously mentioned, the Company recognized an extraordinary gain of $1,117 in the first quarter of 1999 as a result of the extinguishment of $1,180 of long-term debt, plus $11 of accrued interest, in exchange for the issuance of a warrant to the lender to receive 2,448,000 shares of the Company's Ordinary Shares anytime after January 25, 2001, but before January 25, 2006. No such gain or loss was reported in the first nine months of 1998. The extraordinary gain amounted to $0.04 per share on a per share basis.

  Net Income (Loss). The Company recognized a net loss of $119, or $0.01 per share, for the nine months ended September 30, 1999 compared to a net loss of $5,137, or $0.20 per share, for the comparable period of 1998.

Liquidity and Capital Resources

  For the nine month period ended September 30, 1999, the Company's operating activities used cash of $1,245 compared to $4,771 used during the comparable period of 1998.

  The Company has been successful on several occasions during the past two and one half years in raising additional working capital through the sale of convertible securities. The Company secured $600 in additional working capital during the first quarter of 1999 in the form of short-term debt which was converted to Series D Preferred Shares on June 30, 1999. Those funds, coupled with cost reduction efforts which substantially reduced its working capital requirements, were sufficient to meet its requirements through June 1999. In July 1999, the Company sold 2.4 million Ordinary Shares for $500, and in October 1999 sold a convertible promissory note for $100 under agreements more fully described above. Those funds were sufficient to meet the Company's cash requirements through the end of October 1999. Working capital has fallen short of its requirements and the Company is actively seeking additional financing. There is no assurance the Company will be successful in securing additional working capital and any failure on the part of the Company to do so will have a material adverse impact on the Company and may cause the Company to cease operations.

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

  The Company's investing activities for the first nine months of 1999 provided cash of $24, primarily from the sale of office furniture and equipment in Israel coincident to the cessation of operations there. Investing activities for the comparable period of 1998 provided cash of $216, primarily from the sale of AgentSoft.

  Financing activities provided cash of $1,110 and $2,476 during the nine month periods ended September 30, 1999, and 1998, respectively. For the 1999 nine month period proceeds from a short-term loan from LHIC were $600 and net proceeds from the issuance of Ordinary Shares to the group of three investors mentioned below were $459, whereas the majority of the cash provided during the comparable period of 1998 was from proceeds from the sale of Series C Preferred Shares to L&H, offset by $1,297 used for the repayment of government-guaranteed loans.

  The Company obtained $600 of short-term financing under a Loan Agreement it executed with L&H Investment Company, N.V. ("LHIC") on February 19, 1999. The principal amount of the loan, plus $24 of accrued interest, was converted into 2,884,874 Series D Preferred Shares on June 30, 1999. Additionally, pursuant to the terms of the loan agreement, the Company issued to LHIC a warrant to purchase 3.0 million Ordinary Shares of the Company at a price of $0.269 per share.

  On July 14, 1999, the Company entered into an agreement with a group of three investors whereby the investors purchased for $500, 2.4 million Ordinary Shares of the Company, which, after related fees, provided $459 to the Company. Additionally, one of the investors is required to purchase an additional 7.1 million shares for $1,500 when and if the Company obtains a strategic partner and enters into a strategic alliance with such partner. Under the terms of the agreement, in the event the Company is unable to find and enter into a definitive agreement with a strategic partner acceptable to the investor, then the investor will not be required to purchase the remaining 7.1 million ordinary shares.

  On October 12, 1999, the Company received $100 upon executing a Convertible Promissory Note (the "Note") in the amount of $100 with the investor mentioned above who may be required to purchase the additional 7.1 million shares of the Company's Ordinary Shares. The principal balance of the Note bears interest at the prime rate at the date of the Note plus 200 basis points. The principal balance, plus all accrued and unpaid interest, becomes due and payable on December 31, 1999. The investor has the right at any time to convert all or any portion of the outstanding principal and unpaid interest into Ordinary Shares of the Company based on the average of the five(5) lowest closing trading prices of the Company's Ordinary Shares between the date of the Note and the conversion date.

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

  The Company develops all of its software products in compliance with Year 2000 industry guidelines. The Company's software products are not date sensitive and, therefore, are not likely to be adversely impacted by Year 2000. The Company, therefore, believes that it has minimal, if any, exposure to contingencies related to the Year 2000 issue for the products it manufactures and sells. The Company has reviewed the third-party custom-written software it uses in its operations and has determined that this software is also not date sensitive and poses minimal, if any, Year 2000 risk.

     The Company has a policy of purchasing only information technology ("IT") hardware that is warranted to be Year 2000 compliant and, therefore, believes its only Year 2000 exposure in this regard is if the hardware fails to perform as warranted, which is unlikely. The Company also utilizes "off-the-shelf" software products in its operations. Such software is issued with frequent updates which have or which are expected to address the Year 2000 issue.

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

Part II -  Other Information


Item 6.    Exhibits and Reports on Form  8-K

(a)     Exhibits

3.1(a) - Memorandum of Association of Registrant (filed as Exhibit 3.1(a) to the Company's Registration Statement No. 33-92754).*

3.1(b) -    Certificate of Name Change dated October 23, 1994 (filed as
            Exhibit 3.1(b) to the Company's Registration Statement No. 33-
            92754).*

3.1(c) -    Certificate of Name Change dated April 23, 1995 (filed as
            Exhibit 3.1(c) to the Company's Registration Statement No. 33-
            92754).*

3.1(d) - Certificate of Name Change (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K on October 18, 1999).*

3.2(a) - Articles of Association of Registrant (filed as Exhibit 3.2 to the Company's Registration Statement No. 33- 92754).*

3.2(b) - Authorization of Registration of Increase in Share Capital dated July 18, 1999 (filed as Exhibit 3.2(b) to the Company's Form 10-Q on August 11, 1999).*

4.1    -    Form of Ordinary Share Certificate (filed as Exhibit 4.1 to the
            Company's Registration Statement No. 33-92754).*

4.18   -    Certificate of Designation for Series C Preferred Stock

4.19   -    Certificate of Designation for Series D Preferred Stock

4.2    -    Form of Underwriter's Warrant Agreement (filed as Exhibit 4.4 to the
            Company's Registration Statement No. 33-92754).*

4.3    -    Form of Bridge Financing Warrant dated as of May 22, 1995 between the Company and each of the Holders (filed as Exhibit 4.5 to the Company's Registration Statement No. 33-92754).*

4.4    -    Form of Representative's Warrant Agreement, between the Company and
            Sands Brothers & Co, Ltd., as representative of the several underwriters (filed as Exhibit 4.4 to the Company's Registration
            Statement No. 333-7637). *

-------------------------
*Incorporated by reference

4.5   -     Form of IMR Warrant dated as of November 22, 1996 between the
            Company and IMR Fund, L.P. (filed as Exhibit 4.5 to the Company's
            Registration Statement No. 333-7637).*

4.6   -     Form of Redeemable Warrant Agreement dated as of Exhibit 4.6 to the
            Company's Registration November 22, 1996 between the Company, Sands
            Statement No. 333-7637).* Brothers & Co., Ltd., as representative of the several underwriters, and American Stock Transfer & Trust
            Company (filed as Exhibit 4.6 to the Company's Registration
            Statement No. 333-7637).*

4.7   -     Form of Redeemable Warrant Certificate (filed as Exhibit 4.6 to the Company's Registration Statement No. 333-7637).*

4.8   -     Form of Unit Certificate (filed as Exhibit 4.6 to the Company's
            Registration Statement No. 333-7637).*

4.9  -      Securities Purchase Agreement dated August 5, 1997, between CC
            Investments LDC and Accent Software International Ltd., which includes the Convertible Debenture, two Warrant Agreements and the Registration Rights Agreement as exhibits thereto. (filed as Exhibit
            4.1 to the Company's Registration Statement filed on August 27,
            1997, Reg. No. 333-34455).*

4.10  -     Warrant Agreement with The Shemano Group, Inc. (filed as Exhibit 4.6 to the Company's Registration Statement filed on October 16, 1997,
            Reg. No. 333-380043).*

4.11  -     Warrant Agreement with Equity Management Partners LLP (filed as
            Exhibit 4.7 to the Company's Registration Statement filed on October
            16, 1997, Reg. No. 333-38043).*

4.12  -     Warrant Agreement with Brad Gillingham (filed as Exhibit 4.8 to the
            Company's Registration Statement filed on October 16, 1997, Reg. No.
            333-38043).*

4.13  -     Form of Warrant Agreement covering warrant agreements with Robert J.
            Laikin, Michael Mosher and Manufacturers Indemnity and Insurance
            Company of America (filed as Exhibit 4.9 to the Company's
            Registration Statement filed on October 16, 1997, Reg. No. 333-
            38043).*

-------------------------
*Incorporated by reference

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

 4.16 -     Form of Warrant to Lernout & Hauspie Speech Products, N.V. (filed as
            Exhibit 4.16 to the Company's Form 10-Q on August 11, 1999).*

 4.17 -     Form of Warrant to L&H Investment Company, N.V. (filed as Exhibit
            4.17 to the Company's For m 10-Q on August 11, 1999).*

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

10.3(b)- Schedule of other option agreements substantially identical in all material respects to the option agreement filed as Exhibit 10.3(a) (filed as Exhibit 10.3(b) to the Company's Registration Statement No. 33-92754).*

10.4(a) -   Warrant Acquisition Agreement dated January 1, 1995 between


-------------------------
*Incorporated by reference
            the Registrant and Robert S. Rosenschein (filed as Exhibit 10.4(a) to the Company's Registration Statement No. 33-92754).*

10.4(b) -   Schedule of other warrant acquisition agreements substantially identical in all material respects to the warrant agreement (filed as Exhibit 10.4(b) to the Company's Registration Statement No. 33-
            92754).*

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

10.6(b) -   Amended and Restated Employee Share Option Plan (1995) (filed as
            Exhibit 4.2 to the Company's Registration Statement No. 333-04285).*

10.6(c) -   Non-Employee Director Share Option Plan (1995) (filed as Exhibit
            10.7(b) to the Company's Registration Statement No. 33-92754).*

10.6(d) -   Amended and Restated Non-Employee Share Option Plan (1995) (filed as
            Exhibit 4.2 to the Company's Registration Statement No. 333-07965).*

10.6(e) -   Amended and Restated Non-Employee Share Option Plan (1995) (filed as
            Exhibit 10-6(e) to the Company's Form 10-K on March 31, 1998).*

10.6(f) -   CEO Share Option Plan (1999) (filed as Exhibit 10.6(f) to the
            Company's Form 10-Q on August 11, 1999).*

10.6(g) -   Non-Employee Share Option Plan (1998) (filed as Exhibit B to the
            Company's Form DEF14A on April 29, 1998).*

10.7(b) -   Employment Agreement between the Company and Todd A. Oseth, dated
            February 3, 1997 (filed as exhibit 10.7(b) to the Company's Form 10-
            K on March 31, 1998).*

10.8    -   Consulting Agreement, dated August 4, 1997, between the


-------------------------
*Incorporated by reference

            Company and Investor Resource Services, Inc. (filed as Exhibit 4.1 to the Company's Registration Statement filed on October 16, 1997, Reg. No. 333-38043).*

10.9   -    Amendment to the Consulting Agreement, dated January 30, 1998, between Company and Investor Resource Services, Inc. (filed as
            Exhibit 10-9 to the Company's Form 10-K on March 31, 1998).*

10.10  -    Shareholders Agreement by and between Accent Software International
            Limited and Gilad Zlotkin, dated February 21, 1996 (filed as Exhibit
            10.10 to the Company's Form 10-K on April 1, 1996).*

10.11  -    Debenture between the Company and Bank Leumi (filed as Exhibit 10.11 to the Company's Registration Statement No. 333-7637).*

10.12  -    Agreement between the Company and The Bank for Industrial
            Development (filed as Exhibit 4-1 to the Company's Form S-3 on
            August 4, 1998)*

10.13  -    Stock Purchase Agreement between the Company and Gotham Bay Partners
            LLC dated July 14, 1999 (filed as Exhibit 10.13 to the Company's
            Form 10-Q filed on August 11, 1999).*

21     -    Subsidiaries of Registrant (filed as Exhibit 21 to the Company's
            Form 10-K filed on April 2, 1996).*

27     -    Financial Data Schedule.



(b)    Reports on Form 8-K

    On October 18, 1999, the Registrant filed a Current Report on Form 8-K reporting (1) a change in its corporate name, effective October 6, 1999, to LanguageWare.net (Company) Ltd. from Accent Software International Ltd.; and (2) changes in its trading symbols to "LWNTF" from "ACNTF" for its Ordinary Shares and to "LWNUF" from "ACNTUF" for its Units.


-------------------------
*Incorporated by reference

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LANGUAGEWARE.NET (COMPANY) LTD.
                                                 (Registrant)


Date:  November 9, 1999                    by: /s/  Todd A. Oseth
       ----------------                        -------------------
                                           Todd A. Oseth
                                           (Principal Executive Officer and
                                           acting Principal Financial Officer)