Form 10-K405
period 1999-12-31
LANGUAGEWARE NET CO LTD
filed 2000-03-30
CIK 945321

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          --------------------------
                                   FORM 10-K
                          --------------------------

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1999
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                        Commission file number: 0-26394

                        LANGUAGEWARE.NET (COMPANY) LTD.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                      Israel                                             N/A
----------------------------------------------------  -------------------------------------------
  (State or Other Jurisdiction of Incorporation or        (I.R.S. Employer Identification No.)
                   Organization)

                            102 South Tejon Street
                                   Suite 320
                       Colorado Springs, Colorado 80903
                                 719-955-3400

  (Address, Including Zip Code, and Telephone Number, Including Area Code, of
        Registrant's Principal Executive Offices) Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class             Name of Each Exchange on Which Registered
----------------------------------  --------------------------------------------
             None                                       ---

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 15, 2000 (computed by reference to the last reported closing sale price of the Common Stock on the over-the-counter market on such date): $133,624,000. On March 15, 2000, the registrant had outstanding 83,187,982 Ordinary Shares (including 2,000 Ordinary Shares included in the registrant's outstanding Units).

                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
                                                         PART I
Item 1.      Business.........................................................................................   3
Item 2.      Properties.......................................................................................  13
Item 3.      Legal Proceedings................................................................................  13
Item 4.      Submission of Matters to a Vote of Security Holders..............................................  13

                                                        PART II

Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters............................  14
Item 6.      Selected Consolidated Financial Data.............................................................  16
Item 7.      Management's Discussion and Analysis of Financial Condition and Results
               of Operations..................................................................................  18
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......................................  28
Item 8.      Consolidated Financial Statements and Supplementary Data.........................................  29
Item 9.      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure...........................................................................  30

                                                       PART III

Item 10.     Directors and Executive Officers of the Registrant...............................................  30
Item 11.     Executive Compensation...........................................................................  33
Item 12.     Security Ownership of Certain Beneficial Owners and Management...................................  38
Item 13.     Certain Relationships and Related Transactions...................................................  41

                                                       PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................  44

        FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10-K, including information with respect to the Company's future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Part I "Business -- Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2000.

                                    PART I
Item 1.     Business.

Overview

LanguageWare.net (Company) Ltd. (the "Company" or "Languageware") enables businesses to communicate, carry out transactions and provide customer support multinationally and multiculturally through web sites via the Internet. Founded in 1988 in Jerusalem as Accent Software International Ltd., the Company provides a wide range of language-related solutions and services that ensure that e-business web sites are dynamically interactive and capable of being used by customers around the globe, regardless of their native language, culture or currency.

The Company has undergone extensive restructuring from 1997 through 1999, positioning itself to take advantage of the growing e-business marketplace and the shift in that market toward non-English speaking users. The Company has transformed itself from a seller of language technology and translation software to a provider of a full range of multilingual, multicultural and multi-commerce products and services that enable customer companies to truly conduct business on a global scale over the Internet.

In October 1999, the Company changed its name from Accent Software International Ltd. to LanguageWare.net (Company) Ltd. In calendar 1999 it shored up its financial position by exchanging $1.19 million in outstanding debt owed to the Government of Israel with warrants that are convertible to common shares, and by obtaining $2.2 million in additional working capital primarily through the sale of convertible securities and ordinary shares in a series of private equity placements with a group of private investors and related parties.

Languageware began an alliance that culminated in the acquisition of Star+Globe Technologies Pte. Ltd., ("Star+Globe") a closely-held Singapore company that provides proprietary Asian character processing technology. The transaction, which closed on January 14, 2000, gives the Company a unique competitive advantage in developing multilingual web sites and e-business solutions for customers serving Asian markets.

In 1999, the Company released the world's first multilingual customer support solution product. NativeTongue(TM) allows Internet communication between companies and their customers, vendors and suppliers around the world in the language the individual is most comfortable with.

In the U.S., the Company operates through its wholly-owned subsidiary, WholeTree.com, Inc, which was formed in January 2000. Its customers include Hewlett-Packard Company, Lucent Technologies Inc., Dell Computer Corp., Unisys Corp. and other Fortune 1000 companies. International operations, focusing on Asia, are handled through recently-acquired Star+Globe in Singapore.

By the end of 2000, Languageware is expected to have 16 sales teams operating from Colorado Springs, Colorado; Irvine, California; Sarasota, Florida; Singapore, Hong Kong and Tokyo.


Industry Background

The global e-commerce market is exploding, with sales expected to reach $1.3 trillion by 2001./(1)/ That, in turn, is creating tremendous demand for language information technology (IT) and language IT services.

While 78 percent of Web site content currently is written in English, that is the native language for only 6.2 percent of the world's population./(2,3)/ By 2005, it's estimated that more than one billion people will be using the Internet -- about 700 million of them outside the United States. In just three years, 50 percent of Internet sales are expected to be outside the U.S. /(4)/

Sources:
1 - International Data Corporation
2 - The Industry Standard
3 - Business 2.0
4 - NUA Limited

To effectively compete in this global marketplace, companies need more than simple translation of English-based Web sites into different languages. They also need a working knowledge of a country's business practices, cultural attitudes, marketing ethics, public relations and advertising standards. They need financial systems that account for daily fluctuations in currency exchange rates and local tax requirements. They also must provide quality technical support in the appropriate language and respond quickly to e-mail questions, whether of a technical nature, or requests for corporate or investor information.

Languageware Strategy

Languageware offers the only comprehensive source for global e-business solutions currently available to help corporations improve their competitive advantage in a worldwide marketplace. Global e-business requires not only translation services, but also ways to communicate rapidly, calculate local currency options and tools that make customers, of any country or language, feel at home at a Web site.

Languageware's strategic solutions include:

         . Multilingual Web site development, maintenance and e-commerce solutions
         . The unique ability to view, search and build multilingual databases on English operating systems
         . Database and desktop capabilities that allow Asian (double-byte) characters to be viewed on English operating systems
         . An integrated on line machine and human translation portal

         . Real-time multilingual, multicultural customer support and sales system development
            . Industry leading software localization services
            . Worldwide network of thousands of in-country native-speaking translators that are instantly screened and accessed via the Company's Internet server technology

Products and Services

Languageware's language-related solutions ensure companies can conduct business with consumers worldwide, regardless of their spoken native language. Those solutions include:

 .    NativeTongue(TM) - An integrated, Web-based customer support application, combining machine and human translation, that enables companies to respond quickly to queries from Web site users located around the world. Instant machine translation provides a company's customer support staff with immediate access to foreign correspondence. The Company's proprietary server system also links customers to a network of pre-screened, specialized human translators. NativeTongue also lets companies build a database of Frequently Asked Questions (FAQs) to reduce the need for and cost of repeated translations.

 .    IMEase(TM) - A tool that provides Input Method Editors (IME's) for virtually all written languages which enables visitors to a web site to input any language from any language operating system. It makes possible the creation of a web-based, fully functional, multilingual database and puts multilingual search capability on a web site enabling visitors to rapidly find any data in any of the languages included on a web site.

 .    TranServer(TM) - A dedicated server residing at WholeTree.com which receives all customer submitted files that need translating. The TranServer automatically performs either machine translations on desired files or sends files to human translators for translation. Upon translation, the TranServer returns the files to the appropriate location.

 .    Loc@ale - A unique suite of management, administrative and translation tools allowing a user interface of any MS Windows(TM) application to be localized into virtually any language. Loc@ale enables international solutions for any C/C++, Java, or Visual Basic development environment.

 .    Web site and e-commerce solutions - Allow companies to enable existing databases for multilingual searches by customers; calculate currency conversion rate for purchases; and negotiate complex legal issues, purchasing traditions and delivery restrictions.


Sales and Marketing

The Company's primary market is non-technology companies that use the Internet to conduct business on a global scale. The Company reaches this market through a combination of direct sales, telemarketing and other types of marketing programs. Given the Company's recent shift to a customized solutions company, direct sales efforts are increasingly more critical. With the acquisition of Star+Globe, which is based in Singapore, the Company currently is focused on products and services based on Asian languages that enhance trade between the U.S. and Asia. Other solutions for all areas of the world also are being developed.

Marketing. The Company historically has utilized a variety of marketing programs to stimulate and build long-term demand for its products, including public relations, advertising, trade shows, direct mail, catalogs and ongoing customer communications. In the past, the Company has used marketing programs that were specifically sales-oriented, rather than image or brand-awareness-oriented; however, the Company's recent transformation has brought about the need for enhanced marketing efforts. In January 2000, the Company launched an international advertising and branding campaign for WholeTree.com. This advertising platform features newspaper, magazine and television creative, including full-page ads in the Wall Street Journal and placements in industry publications, such as Business 2.0, WIRED Magazine, Red Herring and Industry Standard. The broadcast creative runs in New York, Chicago, San Francisco, Washington D.C., Denver and Atlanta on cable networks, including CNN, CNBC, USA-Bloomberg, MSNBC, and others. The Company will continue to advertise in other software development and translation industry publications, as well as attend appropriate trade shows. These highly-focused efforts are designed to build awareness of the Company and develop an understanding of its services in order to get products into the hands of potential customers.

Product Development. Product and solution development plays a significant role at Languageware. The development of NativeTongue(TM) generated a vast amount of market knowledge that has been leveraged within the Company to define the direction of future products and services.

One such product is Site Trak(TM), a solution that enables companies, whose Web sites are available in other languages to easily incorporate Web site updates from the source site into each language's site. Languageware commercially launched Site Trak(TM) in March 2000.


Competition

Languageware, through its operating subsidiary, WholeTree.com, has created its own competitive niche through its unique combination of multilingual software, Web site development and multilingual content management. It currently has no direct competition due, in part, to its ability to offer Asian character processing among a full range of global e-business solutions. The globalization of e-commerce through the Internet likely will see a movement of pure translation companies into customer services, systems integration, consulting and solution design during the coming years.

The Company's Web site development business faces competition from much larger companies that offer a variety of business-to-business professional services to companies wishing to expand e-business operations. These include Scient Corporation, Viant Corporation and USWeb Corporation.

Product Support and Maintenance

Languageware's Technical Support Group provides the services needed to deliver and support the Company's solutions in the marketplace. These services include translation and technical support that are generally available to customers worldwide via Internet e-mail.

Proprietary Rights

The Company regards its products and the processes used to produce them as proprietary trade secrets and confidential information. With regards to its software, the Company relies on a combination of trademarks, trade secret and copyright law to establish and protect proprietary rights in its products. In addition, the Company attempts to protect trade secrets and other proprietary information through confidentiality agreements with its employees, outside consultants and potential business partners. The Company requires all of its employees to sign confidentiality agreements as a condition of employment.

The Company currently holds no patents. Languageware has established an internal process, however, which has resulted in the filing of two patent applications (both of which have been transferred to third parties for appropriate consideration) and which will ensure that protection will be sought for any future patentable inventions. There can be no assurance that the Company will develop any further patentable inventions or that any patent applications filed by the Company for technology or products derived therefrom will be granted.

Historically, the Company provided its products to customers under non-exclusive, non-transferable licenses. The Company has not required end-users of its retail, mass-market products to sign license agreements. Instead, the Company included an on-line "click wrap" license and/or a printed "shrink wrap" license with each copy of its products. It is uncertain whether license agreements of this type are legally enforceable in all countries and jurisdictions in which the products are marketed.

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

------------------------------------- --------------------------------------------------------------------
             Trade Mark                                             Status
------------------------------------- --------------------------------------------------------------------
                                                 Registered                     Application Pending
                                      ---------------------------------- ---------------------------------
Accent (name & logo)                  United States, United Kingdom,
                                      Germany, France, Benelux

LanguageWare                          United States, United Kingdom,
                                      France, Israel
WholeTree (name & logo)                                                     United States, Singapore
WholeTree.com                                                               United States, Singapore
NativeTongue                                                                United States
SiteTrak                                                                    United States
IMEase                                                                      United States
TranServer                                                                  United States
"The Language of e-business" (the                                           United States
phrase)

AccentDuo                             United States, United Kingdom,
                                      France, Germany, Mexico

Dagesh                                Israel

WebTamer                              United States, United Kingdom,
                                      France
------------------------------------- ---------------------------------- ---------------------------------

The Company does not believe that its products or their trademarks infringe upon the proprietary rights of third parties. However, there can be no assurance that a third party will not make a contrary assertion. The cost of responding to such assertions may be material whether or not the assertions are validated.

The Company licenses, pursuant to non-exclusive licenses, proprietary technology from other companies including Lernout & Hauspie Speech Products N.V. (machine translation), Bitstream, Inc. (fonts) and URW, GmbH (fonts), for inclusion in its products. These licenses are generally for a one year term with automatic renewal. There can be no assurance that these third parties will continue to license their software programs to the Company on commercially reasonable terms, particularly if such companies develop products which they perceive as competitive with those developed and marketed by the Company. Although the Company believes that multiple sources are available for such licensed products, if any of the Company's license agreements were terminated and the Company was unable to replace those licenses with comparable licenses from alternate suppliers, such terminations could have a material adverse effect on the Company's ability to market certain of its products.


Employees

As of December 31, 1999, the Company had 17 full time employees.

Following its acquisition of Star+Globe in January 2000, and embarking on the new business strategy of providing e-commerce solutions, the Company had 64 full time employees as of March 15, 2000, including 42 in the United States and 22 in Singapore. Future staffing requirements will be dependent upon the Company's success in implementing its new business strategy, and consequently, cannot be predicted at this time.

Risk Factors

Going Concern. From its inception through December 31, 1999, Languageware has accumulated deficits in excess of $53.4 million, including net losses of $1.4 million, $6.8 million and $12.0 million for the fiscal years ended December 31, 1999, 1998 and 1997, respectively. Although the Company believes it has made substantial progress in reducing its operating expenses and annual losses, its failure to achieve its historical revenue plans has significantly affected its ability to generate adequate cash flow to meet its operating requirements. Additionally, commencing in January 2000 the Company has embarked on a new business strategy of providing e-commerce solutions as more fully described above. These factors create substantial doubt about the Company's ability to continue as a going concern and there can be no assurance that the Company will be able to continue as a going concern.

Liquidity/Working Capital/Debt. The Company has been successful on several occasions during the past three years in raising additional working capital through the sale of ordinary shares and convertible debt and equity securities. The Company secured $2.2 million in additional working capital during 1999 and successfully converted all of its long-term debt into equity. Through March 15, 2000 the Company raised an additional $2.5 million from (1) the sale of $1.5 million of Ordinary Shares pursuant to an agreement dated July 14, 1999; (2) the receipt of $633,000 from the exercise of warrants associated with convertible debentures sold in 1999; (3) the sale of a $250,000 convertible debenture which was converted into ordinary shares in February 2000; and (4) the receipt of $97,000 from the exercise of employee and non-employee share options. The Company believes that these accomplishments will be sufficient to meet its requirements for approximately six months. Beyond that time, the Company believes it will need additional external financing to meet its needs. If the Company fails to achieve its projected results and is required to seek additional financing, there is no assurance that its efforts to obtain such financing will be successful. Any failure on the part of the Company to secure required financing will have a material adverse impact on the Company and may cause the Company to cease operations.

Increased Acceptance and Use of the Internet as a Means for Conducting Commerce. The Company's future success depends heavily on the increased acceptance and use of the Internet as a means for conducting commerce. The Company focuses its services on the development and implementation of Internet strategies and solutions. If commerce on the Internet does not continue to grow, or grows more slowly than expected, revenue growth would slow or decline and the Company's business, financial condition and results of operations would be materially adversely affected. Consumers and businesses may reject the Internet as a viable medium for commerce for a number of reasons, including:

     - inadequate network infrastructure;

     - delays in the development of Internet enabling technologies and performance improvements;

     - delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity;

     - delays in the development of security and authentication technology necessary to effect secure transmission of confidential information;

     - changes in, or insufficient availability of, telecommunications services to support the Internet; and

     - failure of companies to meet their customers' expectations in delivering goods and services over the Internet.

Need to Attract and Retain Professional Staff. The Company's business is labor intensive and its success will depend in large part upon its ability to attract, retain, train and motivate highly-skilled employees. Because of the rapid growth of the Internet, there is intense competition for employees who have strategic, experience modeling, creative design, technical or program management experience. In addition, the Internet has created many opportunities for people with the skills we seek to form their own companies or join startup companies and these opportunities frequently offer the potential for significant future financial profit through equity incentives which the Company cannot match. The Company may not be successful in attracting a sufficient number of highly skilled employees in the future, or in retaining, training and motivating the employees the Company is able to attract. Any inability to attract, retain, train and motivate employees could impair the Company's ability to adequately manage and complete projects.

Need to Manage Anticipated Growth Effectively. The future success of the Company will depend on its ability to manage growth effectively, including by:

     - developing and improving operational, financial and other internal systems;

     - integrating and managing acquired businesses, joint ventures and strategic investments;

     - training, motivating and managing  employees;

     - estimating fixed-price fees and project timeframes accurately;

     - maintaining high rates of employee utilization; and

     - maintaining project quality and client satisfaction.

If the Company is unable to manage growth and projects effectively, the quality of its services and products, its ability to retain key personnel and its business, financial condition and results of operations may be materially adversely affected.

Significant Fixed Operating Costs. A high percentage of the Company's operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion, of customer projects may cause significant variations in operating results in any particular quarter and could result in losses for that quarter. An unanticipated termination of a major project, a client's decision not to proceed with a project as anticipated, or the completion during a quarter of several major client projects could require the Company to maintain underutilized employees and could therefore have a material adverse effect on its business, financial condition and results of operations. The Company's revenues and earnings may also fluctuate from quarter to quarter based on such factors as:

     - the contractual terms and timing of completion of projects;

     - any delays incurred in connection with projects;

     - the adequacy of provisions for losses;

     - the accuracy of estimates of resources required to complete ongoing projects; and

     - general economic conditions.

Fixed-Price Contracts. The Company anticipates that some of its projects will be based on fixed-price, fixed-timeframe contracts, rather than contracts in which payment is determined on a time and materials basis. Failure to accurately estimate the resources required for a project or to complete contractual obligations in a manner consistent with the project plan upon which a fixed-price, fixed-timeframe contract was based would adversely affect the Company's overall profitability and could have a material adverse effect on its business, financial condition and results of operations. In addition, the price for some projects may be fixed at an early stage of the process, which could result in a fixed price that turns out to be too low and therefore would adversely affect profitability.

Achievement of Anticipated Benefits from Acquisition. On January 14, 2000 the Company acquired Star+Globe. The anticipated benefits from the acquisition, and any future acquisitions, joint ventures and strategic investments may not be achieved. For example, the Company cannot be certain that customers of the acquired business will continue to do business with it or that employees of the acquired business will continue their employment or become well integrated into the operations and culture of the Company. The identification, consummation and integration of acquisitions, joint ventures and strategic investments requires substantial attention from management. The diversion of the attention of management relating to these activities, as well as any difficulties encountered in the integration process, could have an adverse impact on the Company's business, financial condition and results of operations.

Unexpected Termination of Contracts. In the negotiation process it is anticipated that some contracts could contain provisions permitting cancellation of a project by the client with limited advance notice and without significant penalty. Termination by any client of a contract for the Company's services could result in a loss of expected revenues and additional expenses for staff which were allocated to that client's project. The cancellation or a significant reduction in the scope of a large project could have a material adverse effect on the Company's business, financial condition and results of operations.

Price Fluctuations of Common Stock. The trading price of the Company's common stock could be subject to wide fluctuations in response to:

     - quarterly variations in operating results and the achievement of key business metrics;

     - changes in earnings estimates by securities analysts;

     - any differences between reported results and securities analysts' published or unpublished expectations;

     - announcements of new contracts or service offerings by the Company or its competitors;

     - market reaction to any acquisitions, joint ventures or strategic investments announced by the Company or its competitors; and

     - general economic or stock market conditions unrelated to the Company's operating performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

Technological Changes. The markets and the technologies used in the Company's solutions are characterized by rapid technological change. Failure to respond in a timely and cost-effective way to these technological developments would have a material adverse effect on its business, financial condition and results of operations. The Company expects to derive a substantial portion of its revenues from providing Internet solutions that are based upon leading technologies capable of adapting to future technologies. As a result, success of the Company will depend on its ability to offer services that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. The Company may not be successful in addressing future developments on a timely basis. Its failure to keep pace with the latest technological developments would have a material adverse effect on its business, financial condition and results of operations.

Competition. The markets for the services the Company provides are highly competitive. It believes that its major competitors are strategy consulting firms, Internet professional services firms, systems integration firms, technology vendors and internal information systems groups. Many of the Company's competitors have significantly greater financial, technical and marketing resources than it does and generate greater revenues and have greater name recognition than it does. In addition, there are relatively low barriers to entry into the Company's target markets, and the Company expects to face fierce competition from existing competitors and from new entrants into its markets.

     The Company believes that the principal competitive factors in its markets include:

     - ability to integrate strategy, experience modeling, creative design and technology services;

     - quality of service, speed of delivery and price;

     - industry knowledge;

     - sophisticated project and program management capability; and

     - Internet technology expertise and talent.

The Company's ability to compete also depends in part on a number of competitive factors outside its control, including:

     - the ability of competitors to hire, retain and motivate professional staff;

     - the development by others of Internet services or software that is competitive with the Company's solutions; and

     - the extent of  competitors' responsiveness to client needs.

There can be no assurance that the Company will be able to compete successfully in its markets.

Government Regulation. Any new laws and regulations applicable to the Internet and electronic commerce that are adopted by federal, state or foreign governments could dampen the growth of the Internet and decrease its acceptance as a commercial medium. If this occurs, companies may decide in the future not to pursue Internet initiatives, which would decrease demand for the Company's services. A decrease in the demand for its services would have a material adverse effect on the Company's business, financial condition and results of operations.

Susceptibility to General Economic Conditions. The Company's revenues and results of operations are likely to be influenced by general economic conditions. In the event of a general economic downturn or a recession in the United States or Asia, the Company's clients and potential clients may substantially reduce their information technology and related budgets. Such an economic downturn may materially and adversely affect the Company's business, financial condition and results of operations.

Intellectual Property. The Company's success depends, in part, upon its proprietary software tools and other intellectual property rights. It relies upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect its proprietary rights. The Company limits access to and distribution of such proprietary information. There can be no assurance that the steps it takes in this regard will be adequate to deter appropriation of proprietary information or that it will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. In addition, although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that infringement claims will not be asserted against the Company in the future, or that if asserted that any infringement claim will be successfully defended. A successful claim against the Company could materially adversely affect its business, financial condition and results of operations.

Key Personnel. The Company's success will depend in large part upon the continued services of a number of key employees, including Mr. Oseth. An employment contract with Mr Oseth provides that employment is terminable at will by either party. The loss of the services of Mr. Oseth or of one or more of its other key personnel could have a material adverse effect on its business, financial condition and results of operations. In addition, if one or more of the Company's key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of the loss of any personnel, there can be no assurance the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices or procedures by such personnel.

Item 2.  Properties.

In February 2000 the Company entered into a new office lease in Colorado Springs, Colorado in order to accommodate the projected increase in its operations. This office space is approximately 6,600 square feet with a term of 60 months, an option to renew for an additional 60 months and a right of first refusal on contiguous space of approximately 5,170 square feet. The Company continues to be obligated under a lease agreement expiring March 31, 2001 for the office space it vacated in Colorado Springs, Colorado, which space is comprised of approximately 4,600 square feet.

Upon the acquisition of Star+Globe in January 2000, the Company assumed the obligations of a thirty-six month office lease in Irvine, California comprised of approximately 3,653 square feet and expiring on October 14, 2002.

Effective February 1, 2000, the Company entered into an office lease agreement in Sarasota, Florida comprised of approximately 1,050 square feet and expiring in twelve months.

Any expansion of its operations will require the Company to lease additional office space. The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of the Company's operations.

Item 3.  Legal Proceedings.

There are no material pending legal proceedings as of the date of this filing, and the Company is not aware of any other pending or threatened litigation that could have a material adverse effect on the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     (a)  Market Information

The Company's Ordinary Shares and Units are quoted on the OTC Bulletin Board under the symbols "LWNTF" and "LWNUF," respectively. Prior to March 12, 1999, the shares and units were traded on the Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the high and low closing prices of the Company's Ordinary Shares and Units as reported by the OTC Bulletin Board.

   -----------------------------------------------------------------------------
                                      ORDINARY SHARES            UNITS
                                     -----------------     ------------------
                                        LOW     HIGH          LOW      HIGH
                                     -------- --------     --------  --------
             2000
     First Quarter*                   $ 0.60   $ 3.00       $ 0.25    $ 3.50

             1999

     First Quarter                    $ 0.13   $ 0.44       $ 0.09    $ 0.38
     Second Quarter                   $ 0.16   $ 0.38       $ 0.13    $ 0.38
     Third Quarter                    $ 0.19   $ 0.28       $ 0.19    $ 0.31
     Fourth Quarter                   $ 0.13   $ 0.92       $ 0.13    $ 1.00

             1998

     First Quarter                    $ 0.41   $ 1.16       $ 0.38    $ 1.25
     Second Quarter                   $ 0.38   $ 0.78       $ 0.34    $ 0.77
     Third Quarter                    $ 0.22   $ 0.52       $ 0.25    $ 0.69
     Fourth Quarter                   $ 0.13   $ 0.34       $ 0.06    $ 0.34
   -----------------------------------------------------------------------------

     *  Through March 15, 2000



Market quotations for the Company's Ordinary Shares and Units reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 15, 2000, the last reported sales price of the Ordinary Shares and Units on the OTC Bulletin Board was $2.25 per Ordinary Share and $2.38 per Unit, respectively.

     (b)  Holders

As of March 15, 2000, there were approximately 6,700 record holders of the Ordinary Shares (including 2 record holders of the Units). Such number of record holders was determined from the Company's shareholder records, and does not include beneficial owners of the Ordinary Shares whose shares are held in the names of various shareholders, dealers and clearing agencies.

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

                     Selected Consolidated Financial Data
               (Dollars in thousands, except per share figures)

                                                                     For the Year Ended December 31,
                                               ---------------------------------------------------------------------------
                                                    1999           1998          1997           1996              1995
                                               ------------    ------------  -------------  -------------    -------------
Consolidated Statement of Operations Data:

Net Sales                                       $     1,714      $    1,949   $      3,125    $     4,953     $      5,135
Cost of Sales                                         1,163             997          3,062          6,767            2,972
                                               ------------    ------------  -------------  -------------    -------------
   Gross Margin                                         551             952             63         (1,814)           2,163

Product Development                                     283           2,540          4,813          3,386            1,097
Marketing Expenses                                      722           1,404          2,177          9,242            5,955
General & Administrative                              1,149           2,465          3,169          6,437            2,796
Restructuring Charge                                     -            1,257             -              -                -
                                               ------------    ------------  -------------  -------------    -------------
   Operating Expenses                                 2,154           7,666         10,159         19,065            9,848
                                               ------------    ------------  -------------  -------------    -------------
Operating Loss                                       (1,603)         (6,714)       (10,096)       (20,879)          (7,685)
Interest and other, net                                 679              78          1,912            155              163
                                               ------------    ------------  -------------  -------------    -------------
Net Loss Before Extraordinary Item                   (2,282)         (6,792)       (12,008)       (21,034)          (7,848)
Extraordinary Gain - Debt Extinguishment                885              -              -              -                -
                                               ------------    ------------  -------------  -------------    -------------
Net Loss                                             (1,397)         (6,792)       (12,008)       (21,034)          (7,848)
Dividend on Preferred Shares                             -            2,535          1,844             -                -
                                               ------------    ------------  -------------  -------------    -------------

Loss Applicable to Ordinary Shares              $    (1,397)     $   (9,327)  $    (13,852)   $   (21,034)    $     (7,848)
                                               ============    ============  =============  =============    =============

Basic and Diluted Loss per Ordinary Share:
-----------------------------------------
  Net Loss Before Extraordinary Item            $     (0.08)     $    (0.34)  $      (1.11)   $     (2.12)    $      (1.22)
  Extraordinary Item                                   0.03              -              -              -                -
                                               ------------    ------------  -------------  -------------    -------------
  Loss Applicable to Ordinary Shares            $     (0.05)     $    (0.34)  $      (1.11)   $     (2.12)    $      (1.22)
                                               ============    ============  =============  =============    =============

Weighted Average Number
  of Shares Outstanding                              30,407          27,242         12,495          9,926            6,421
                                               ============    ============  =============  =============    =============
--------------------------------------------------------------------------------------------------------------------------

                                                                            as of December 31,
                                               -----------------------------------------------------------------------------
                                                   1999            1998          1997           1996            1995
                                               ------------    ------------  -------------  -------------    -------------
Consolidated Balance Sheet Data:

Cash and Cash Equivalents                       $       249             141          2,499          8,723            9,633
Working Capital (Deficit)                       $      (606)         (1,456)           109          3,628           10,329
Total Assets                                    $       909             599          6,438         13,789           17,650
Total Liabilities                               $     1,445           1,980          5,415          4,062            2,358
Accumulated Deficit                             $   (53,444)        (52,047)       (45,255)       (33,247)         (12,213)
Shareholders' Equity (Deficit)                  $      (536)         (1,381)         1,023          2,974           10,133
Long-Term Obligations                           $        -               15          1,162          2,948            2,541

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The 1999 results reported here are those of a company in transition. LanguageWare.net (Company) Ltd., formerly Accent Software International Ltd., (the "Company" or "Languageware") was restructured after recognizing that a different type of business was needed to meet the language technology demands of today's fast-paced, Internet-based economy. Founded in 1988, the Company today is focused in a new direction. In October 1999, the Company changed its name to LanguageWare.net (Company) Ltd., recognizing that it now provides a full range of multilingual and multicultural products and services, rather than just software, to enable the demands of electronic business on a global scale.

The Company provides strategic solutions designed to help businesses, their customers, vendors, suppliers and employees around the world communicate with each other in their native languages. Languageware operates primarily through its wholly owned subsidiaries, WholeTree.com, Inc. in the U.S. and WholeTree.com
(Asia) Pte Ltd in Singapore, which enable global business over the Internet and brings special expertise that fosters commerce between U.S. and Asian markets.

From its inception through December 31, 1999, the Company has accumulated deficits in excess of $53.4 million, including net losses of $1.4 million, $6.8 million and $12.0 million for the fiscal years ended December 31, 1999, 1998 and 1997, respectively. Although the Company believes it has made substantial progress in reducing its operating expenses and annual losses, its failure to achieve its revenue plan coupled with its efforts in calendar 1999 to implement the revised operating strategy of providing business-to-business e-commerce solutions has significantly affected the Company's ability to generate adequate cash flow to meet its working capital requirements. These factors create substantial doubt about the Company's ability to continue as a going concern and there can be no assurance that the Company will be able to continue as a going concern.

The Company completed a restructuring during 1998 designed to position itself to change its operating strategy from a consumer software products company to a global e-commerce solutions company. The restructuring moved the Company's operations to Colorado Springs, Colorado and eliminated its Israeli-based product development, sales and marketing functions and various general and administrative activities. In calendar 1999, as part of its efforts to transition into a global e-commerce solutions company, the Company's operations were changed to focus primarily on translation services and products offered to other business. Commencing in January 2000, the Company implemented its plan to become a provider of a full range of multilingual, multicultural and multi-commerce products and services that enable customer companies to conduct business on a global scale on web sites over the Internet. As part of its plan to provide such services, on January 14, 2000, the Company acquired Star+Globe, a company that provides proprietary Asian character processing technology. The acquisition provided the Company a unique competitive advantage in developing multilingual web sites and e-business solutions for customers serving Asian markets.

The Company's ability to generate increased revenue and to fund planned expenditures is dependent on a number of factors, some of which are outside its control. In particular, revenue growth and profitability, if any, will depend on the ability of the Company to market its services, demand for the Company's services, the level of competition, the success of the Company in attracting and retaining motivated and qualified personnel, the ability of the Company to control its costs and general economic conditions. There can be no assurance that the Company will meet such challenges successfully. Any of these or other factors could have a material adverse effect on the Company's business, operating results or financial condition.

The decline in revenue experienced during 1999, 1998 and 1997 created pressure on the Company's working capital and its ability to fund its current operations. Although the Company has been successful on several occasions during the past three years in raising additional working capital, primarily through the sale of convertible securities, those funds are not sufficient to meet the expected working capital requirements of the Company for calendar year 2000.

The Company successfully converted all of its long-term debt into equity in January 1999, secured $600,000 in additional working capital during the first quarter of 1999, sold $1,100,000 of additional convertible securities in the third and fourth quarters of 1999, and sold, through a private placement, ordinary shares for $500,000 pursuant to an agreement dated July 14, 1999. Through March 15, 2000 of the first quarter of calendar 2000 the Company raised an additional $2.5 million from (1) the sale of $1.5 million of ordinary shares pursuant to the aforementioned agreement dated July 14, 1999; (2) the receipt of $633,000 from the exercise of warrants associated with convertible debentures sold in 1999; (3) the sale of a $250,000 convertible debenture which was converted into ordinary shares in February 2000; and (4) the receipt of $97,000 from the exercise of employee and non-employee share options. The Company believes that these accomplishments, coupled with an improved revenue outlook and cost reduction efforts that have substantially reduced its working capital requirements, will be sufficient to meet its requirements for approximately the first six months of calendar year 2000. Beyond that time, the Company believes it will not generate sufficient operating cash flow to meet its needs without additional external financing. There is no assurance that the Company's efforts to obtain such financing will be successful. Any failure on the part of the Company to secure required financing will have a material adverse impact on the Company and may cause the Company to cease operations.

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

                                   Cost of Sales and Operating Expenses as a Percentage of Sales
                                                 For the Year Ended December 31,
                                       ----------------------------------------------
                                            1999            1998            1997
                                       --------------   -------------   -------------
         Net Sales                           100.0%           100.0%          100.0%
         Cost of Sales                        67.9%            51.2%           98.0%
                                       -----------      -----------     -----------
            Gross Margin                      32.1%            48.8%            2.0%
                                       -----------      -----------     -----------

         Product Development                  16.5%           130.3%          154.0%
         Marketing Expenses                   42.1%            72.0%           69.7%
         General & Administrative             67.0%           126.5%          101.4%
         Restructuring Charge                  0.0%            64.5%            0.0%
                                       -----------      -----------     -----------
            Operating Expenses               125.7%           393.3%          325.1%
                                       -----------      -----------     -----------

         Operating Loss                      (93.5%)         (344.5%)        (323.1%)
                                       ===========      ===========     ===========

         --------------------------------------------------------------------

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

Net Sales. Net sales decreased approximately 12% to $1,714,000 in 1999 from $1,949,000 in 1998. As a percentage of revenues, translation services increased to 71% of total revenue from approximately 40% in 1998. Such increase reflects the transition of the Company's operating strategy away from consumer software products into business-to-business, multilingual, multicultural products and services over the Internet

Cost of Sales. Cost of sales increased $166,000, or 17%, to $1,163,000 in 1999 from $997,000 in 1998. As a percentage of sales, cost of sales increased to 68% of sales in 1999 compared to 51% in 1998. The 1999 increases reflect the higher cost of engaging translators associated with the increased emphasis on translation services. Additionally, in 1999, 61% of the Company's sales of translation services was derived from Star+Globe Technologies Pte Ltd. which sales generated a lower than average gross margin of 2%, the results of which was the increase in cost of sales as a percentage of revenues.

Gross Margin.   In 1999 gross margin declined to 32% of sales compared to 49% of sales in 1998. The decline is primarily attributable to the sales of translation services to Star+Globe Technologies Pte Ltd. as described above.

Product Development Costs. Product development costs historically were comprised of software engineer employees assigned to consumer software product development. The shift away from the consumer software products market allowed the Company to eliminate the majority of such costs. Consequently, such costs declined $2,257,000, or 89%, to $283,000 in 1999 from $2,540,000 in 1998.

Marketing Expenses. Sales and marketing expenses were reduced approximately 49% to $722,000 in 1999 from $1,404,000 in 1998. The decreases are primarily attributable to the reduction of expenditures for advertising, printing, travel and trade shows as a part of the Company's plan to conserve working capital.

General and Administrative Expenses. General and administrative costs continued to decline in 1999 as part of management's efforts to conserve working capital through the reduction of costs. Such costs were decreased $1,316,000, or 53%, to $1,149,000 in 1999 from $2,465,000 in 1998. Additionally, in 1998 several large charges were incurred for consulting services related to the Company's efforts to raise new capital and to sell its subsidiary, AgentSoft. These charges were nonrecurring by their nature and not incurred in 1999.

Operating Loss. The operating loss for 1999 of $1,603,000 was $5,111,000, or 76% lower than the operating loss of $6,714,000 incurred in 1998. The significant improvement in the operating results reflects the Company's cost reduction efforts and its shift away from the consumer software products market.

Other Expenses. Other expenses of $679,000 in 1999 compared to $78,000 in 1998, consisted primarily of $600,000 of interest charges related to cost of warrants granted by the Company in connection with the placement of convertible debt with a related party in February 1999.

Extraordinary Gain - Debt Extinguishment. In 1999 the Company recognized an extraordinary gain of $885,000 as a result of negotiating the elimination of $1,180,000 of long-term bank debt, plus $11,000 of accrued interest, in exchange for the issuance of a warrant valued at $306,000 to its primary lending bank in Israel to receive 2,448,000 ordinary shares of the Company anytime after January 25, 2001, but before January 25, 2006.

Net Loss. The Company experienced a net loss of $1,397,000 for 1999 compared to a net loss of $6,792,000 for the prior year.

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

Net Sales. Net sales decreased approximately 37% to $1,949,000 in 1998 from $3,125,000 in 1997. Sales of consumer software products fell short of management expectations, the Company believes, due to potential customers' concerns about the Company's ability to continue to support and expand its product offerings.

The percentage of the Company's total sales derived from its translation services business increased substantially during 1998 and accounted for approximately 40% of total revenue.


Cost of Sales. The Company's cost of sales improved to just over 50% of sales in 1998, or $997,000 on sales of $1,949,000, from almost 100% of sales, $3,062,000 on sales of $3,125,000 in the year earlier. The Company's continuing movement away from consumer software products and relatively high cost of goods sold towards the OEM and business-to-business market where manufacturing and production costs are minimal, is primarily responsible for the improved cost of sales. The translation services businesses, which received expanded emphasis in 1998, relies on an international network of human translators and a correspondingly higher cost of sales.

Cost of sales during 1997 included a charge of $555,000 to amortize capitalized software development costs compared to no charge for this expense in 1998. 1997 cost of sales also included the cost of technical support which the Company provided primarily in support of its retail sales and a $666,000 charge related to the sale of excess inventory.

Gross Margin. Although net sales declined by over one-third from 1997 to 1998, the significant reduction in the cost of sales as a percentage of revenue led to an improvement in the Company's gross margin to 49% in 1998 from just 2% in 1997.

Product Development Costs. Product development costs consist almost entirely of compensation and other personnel-related costs for the Company's staff of software engineers. As the Company's sales and marketing focus shifted away from "boxed software" for the retail market and towards software developers, software content providers and software localizers/translators, new lines of products were developed and introduced with corresponding large increases in product development costs in 1997 compared to 1996 and continuing into 1998. By the latter quarters of 1998, however, much of the personnel-intensive development effort had been concluded and it became possible to achieve significant cost reductions in this area. Product development costs for the full year, 1998, were $2,540,000, a 47% reduction from the $4,813,000 spent on product development during 1997.

During the fourth quarter of 1998, because significant development efforts had been concluded and also due to the need to reduce the Company's overall expenses and working capital requirements, the Israeli-based product development department was disbanded. The product development staff in Israel consisted of 44 individuals at the beginning of 1998. The Company reestablished a small portion of its product development capability in the United States.

Product development costs included costs of the Company's former subsidiary, AgentSoft, of $674,000 in 1998 and $1,265,000 in 1997. During 1998, the Company concluded that AgentSoft no longer fit in the Company's long-range strategic plans and, furthermore, that AgentSoft required a significant investment if it were to realize its market potential. The Company's liquidity constraints precluded it from making the necessary investment in AgentSoft.

Marketing Expenses. Sales and marketing expenses were reduced approximately 36% to $1,404,000 in 1998 from $2,177,000 in 1997. Pressure to reduce operating expenses and to conserve working capital led to staffing reductions in the sales and marketing functions, including the elimination of the Jerusalem-based sales office, and greater reliance on sales representatives to augment the Company's sales efforts. Related costs such as advertising, printing, travel and participation in trade shows were also reduced.

General and Administrative Expenses. Efforts to streamline the management of the Company began in 1997, continued throughout 1998 and led to a 22% reduction in total general and administrative expenses in 1998 compared to the year earlier.

By the end of 1998, the Company had eliminated or out-sourced its human resources and payroll activity, its in-house legal counsel, and significant portions of its accounting and office management functions. 1998 was also impacted by several large charges for consulting services related to the Company's efforts to raise new capital and to sell its subsidiary, AgentSoft. These charges are nonrecurring by their nature.

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

The restructuring activities also led to a one-time restructuring charge during 1998 of $1,257,000 related primarily to severance costs and the disposal of excess capital equipment.

Operating Loss. Despite the roughly 37% reduction in revenue and the $1,257,000 restructuring charge, the Company's cost reduction efforts allowed it to reduce its operating loss by approximately one-third to $6,714,000 in 1998 from $10,096,000 in the year earlier. Without the one-time restructuring charge, the Company's operating loss would have been $5,457,000, almost one-half of the year earlier figure.

Other Expenses. Other expenses, which totaled $78,000 during 1998 compared to $1,912,000 in 1997, consisted primarily of interest expenses on the Company's debt and costs related to currency conversions and exchange rate fluctuations between the U.S. dollar and the Israeli shekel. Other expenses during 1997 included substantial charges related to two offerings by the Company of convertible securities. These financing costs amounted to $1,845,000 relating to the discount, beneficial conversion and issuance of warrants pertaining to placement of convertible debt during 1997.

Net Loss. The Company experienced a net loss of $6,792,000 during 1998 compared to a net loss of $12,008,000 during the prior year.

Deemed Dividend on Preferred Shares. Deemed dividend on preferred shares is the imputed amount calculated when there is a discount from fair market value, or there is additional consideration given, upon the sale of convertible preferred shares. The deemed dividend is deducted from net income or loss in order to arrive at net income or loss attributable to ordinary shareholders. In both 1998 and 1997 the Company issued convertible preferred shares and was required to calculate a deemed dividend in both years. In 1998 the amount of deemed dividend was $2,535,000 compared to $1,844,000 in 1997.

Net Loss Applicable to Ordinary Shareholders. As a result of recording deemed dividends on preferred shares as described above, the net loss applicable to ordinary shareholders was $9,327,000 in 1998 and $13,852,000 in 1997.


Liquidity and Capital Resources

The Company has been successful on several occasions during the past three years in raising additional working capital through the sale of ordinary shares and convertible debt and equity securities. The Company raised $2.2 million in calendar year 1999 of which $1.7 million was secured in the form of short-term convertible debt and $500,000 was secured from a private placement of ordinary shares. Through March 15, 2000 of the first quarter of calendar 2000, the Company raised an additional $2.5 million from (1) the sale of $1.5 million of Ordinary Shares pursuant to an agreement dated July 14, 1999; (2) the receipt of $633,000 from the exercise of warrants associated with convertible debentures sold in 1999; (3) the sale of a $250,000 convertible debenture which was converted into ordinary shares in February 2000; and (4) the receipt of $97,000 from the exercise of employee and non-employee share options. The Company believes that these accomplishments, coupled with an improved revenue outlook and cost reduction efforts that have substantially reduced its working capital requirements, will be sufficient to meet its requirements for approximately the first six months of calendar year 2000. Beyond that time, the Company believes it will not generate sufficient operating cash flow to meet its needs without additional external financing. There is no assurance that the Company's efforts to obtain such financing will be successful. Any failure on the part of the Company to do so will have a material adverse impact on the Company and may cause the Company to cease operations.

On January 25, 1999, the Company entered into an agreement with the government of Israel and various Israeli banking officials whereby the Company issued warrants to the bank to receive 2,448,000 ordinary shares in full satisfaction of the balance of the loan, which balance was $1,180,000, plus $11,000 of accrued interest. The warrants vest on the second anniversary of the grant, January 25, 2001, and expire on January 25, 2006.

On February 19, 1999, the Company obtained $600,000 of short-term financing under a convertible loan agreement it executed with L&H Investment Company, N.V. ("LHIC"). On June 30, 1999, pursuant to the terms of the loan agreement, the principal of the loan, plus $25,000 of accrued interest, was converted into 2,884,874 Series D Convertible Preferred Shares of the Company. Additionally, pursuant to the terms of the loan agreement, the Company issued to LHIC a warrant to purchase 3.0 million ordinary shares of the Company at a price of $0.269 per share.

On November 15, 1999, the Company sold $1,000,000 of convertible debentures to LHIC. Pursuant to the terms of the debentures, any time after March 1, 2000, LHIC had the right to convert all or any portion of the unpaid principal and accrued interest into ordinary shares of the Company at a conversion price of $0.15 per share. Also pursuant to the terms of the debentures, warrants were issued to LHIC to purchase a number of ordinary shares of the Company equal to fifty percent (50%) of the number of shares issuable upon the conversion of all the outstanding principal and accrued and unpaid interest. The exercise price of the warrants was $0.15 per share. Additionally, LHIC was granted the right to assign one-half, or $500,000, of the convertible debentures, which it elected to do on February 3, 2000. On February 15, 2000, the Company offered to allow LHIC and its assignees the option to convert principal and interest into ordinary shares on such date only if the warrants were exercised concurrent with such conversion. LHIC and its assignees agreed to the Company's offer and converted all outstanding principal and accrued interest into ordinary shares of the Company, plus exercised all warrants granted by the Company. Consequently, on February 15, 2000, the Company issued 6.7 million shares to LHIC and its assigns upon conversion of the principal and interest; and issued 3.4 million ordinary shares upon receipt of $507,000 for the exercise of the warrants.

On February 2, 2000, the Company raised $250,000 from the sale to Technology Fund II Pte Ltd of a convertible debenture under a commitment entered into on November 15, 1999, which debenture contained essentially the same terms as the LHIC convertible debentures mentioned above. Also, under the same terms granted to LHIC and its assigns, of which Technology Fund II Pte Ltd. was one assignee, on February 15, 2000, the outstanding principal and accrued interest of the $250,000 debenture was converted into 1.7 million ordinary shares. Concurrent with the conversion of principal and accrued interest, Technology Fund II Pte Ltd. gave the Company $126,000 as the exercise price of the warrants contained in the $250,000 convertible debenture agreement, causing the Company to issue an additional 837,000 ordinary shares to Technology Fund II Pte Ltd.

On July 14, 1999, the Company entered into an agreement with a group of three investors whereby the investors purchased for $500,000, 2.4 million ordinary shares of the Company, which, after related fees, provided $459,000 to the Company. Pursuant to the terms of the agreement, one of the investors, or his assigns, was required to purchase an additional 7.1 million shares for $1,500,000 when the Company obtained a strategic partner and entered into a strategic alliance with such partner. In February 2000, the Company fulfilled its obligations under the terms of the agreement, and the investor and his assigns purchased the remaining 7.1 million ordinary shares for $1,500,000. The investor, whose name is Jonathan Thomas, appointed to the Company's Board of Directors on January 21, 2000, also loaned the Company $100,000 on October 12, 1999, evidenced by a Convertible Promissory Note (the "Note"). The principal balance of the Note bears interest at the prime rate at the date of the Note plus 200 basis points. The principal balance, plus all accrued and unpaid interest, became due and payable on December 31, 1999. Pursuant to the terms of the Note, the investor had the right at any time to convert all or any portion of the outstanding principal and unpaid interest into ordinary shares of the Company based on the average of the five (5) lowest closing trading prices of the Company's ordinary shares between the date of the Note and the conversion date. On December 30, 1999, the investor converted all the unpaid principal and accrued interest of the Note into 741,000 ordinary shares of the Company.

The Company believes it has established sufficient reserves to accurately reflect the likelihood of uncollectable receivables. There can be no assurance, however, that uncollected accounts receivable beyond the reserves established would not have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's working capital was $(606,000) at December 31, 1999, compared to $(1,456,000) at December 31, 1998. The change in working capital primarily reflects the Company's continuing operating losses. Included in working capital of the Company at December 31, 1999 was the liability of $965,000 pertaining to the convertible debentures which were converted into ordinary shares of the Company on February 15, 2000.

The Company's operating activities used cash of $2,061,000, $4,796,000, and $11,941,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The major factors contributing to the lower 1999 figure are the Company's improved operating results. The Company's accounts payable and accruals balance was reduced by $4,057,000 during 1997 and by $1,222,000 during 1998 as the Company's Israeli operations wound down. During 1997, the Company retained the services of a marketing specialist and a marketing and public/investor relations firm, both of which were compensated through the issuance of warrants or shares rather than in cash. During 1999, the Company recognized an extraordinary gain of $885,000 as a result of negotiating the elimination of $1,180,000 of long-term debt, plus $11,000 of accrued interest, in exchange for the issuance of a warrant, valued at $306,000, to its primary lending bank in Israel. During 1999 and 1997, the Company issued convertible debentures and issued warrants in connection with the convertible debentures. The Company recorded $627,000 in 1999 and $1,844,000 in 1997 for non-cash interest expense associated with the beneficial conversion features and the issuance of warrants in connection with the issuance of the convertible debentures.

The Company's investing activities used cash of $87,000, $40,000, and $168,000 during the years ended December 31, 1999, 1998, and 1997, respectively. The reductions in 1999 and 1998 compared to 1997 reflect a reduction in spending on capital equipment, such as computers, due to the winding down of the Company's Israeli operations.

Financing activities provided cash of $2,256,000, $2,478,000, and $5,885,000 during the years ended December 31, 1999, 1998, and 1997, respectively. The cash provided in 1999 includes the net proceeds from the sale of $1,600,000 of convertible debentures to Lernout and Hauspie Investment Company N.V. ("LHIC"), $100,000 from the convertible loan from Vulcan Investments, Inc., and $459,000, net of costs, from the sale of ordinary shares pursuant to an agreement dated July 14, 1999, both of which were discussed earlier in this section. During 1998, the Company retired long term debt in the amount of $1,550,000, of which $1,321,000 was retired through cash payments and $229,000 was retired through the issuance of ordinary shares. Also during 1998 the Company sold Series C convertible preferred shares to Lernout & Hauspie Speech Products N.V., an affiliate of LHIC, for $4,000,000. During 1997, $1,332,000 of the Company's long-term debt was retired.

During August 1997, the Company completed a financing transaction pursuant to Rule 505 of Regulation D under the Securities Act of 1933. Rule 505 was applicable because the issuance involved fewer than 35 unaccredited investors. The Company received $1,850,000 in cash net of $150,000 in expenses and, in return, issued the investor an unsecured convertible debenture carrying six percent (6%) annual interest. The total investment of $2,000,000 was converted into 1,959,000 ordinary shares of the Company prior to December 31, 1997.

During November and December, 1997, the Company completed a financing transaction with a group of investors in which the Company received a total of $5,750,000 in cash before expenses (approximately $5,305,000 net of expenses). In return, the Company issued the investors convertible securities in the amount of $5,750,000, carrying six percent (6%) annual interest. As of December 31 1997, $2,140,000 of the securities had been converted into 2,871,000 ordinary shares of the Company. The balance of the securities was converted into an additional 9,623,000 ordinary shares during the first quarter of 1998.

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

Effective Corporate Tax Rate

To date, none of the Company's operations in any of the countries in which it operates has been profitable and, therefore, the Company has not paid income taxes nor does it have any income tax liability.

Virtually all of the Company's facilities and investment programs have been granted "Approved Enterprise" status under Israel's Law for Encouragement of Capital Investments, 1959. Under the Approved Enterprise program, the Company is entitled to reductions in the tax rate normally applicable to Israeli companies with respect to income generated from Approved Enterprise investments. The Company has derived, and expects to continue to derive, a substantial portion of its income from Approved Enterprise investments. The Company is entitled to a ten-year tax exemption commencing in the first year in which taxable income is earned, subject to certain time restrictions, the benefit period for which has not yet commenced. In addition, the Company has U.S. net operating loss carryforwards that it intends to utilize to reduce its future income tax liability.

As of December 31, 1999 and 1998, the Company has net deferred tax assets offset by a full valuation allowance at December 31, 1999 and 1998. Management is not able to determine if it is more likely than not that the net deferred tax assets will be realized.

Year 2000

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

The Company continues to assess the compliance of its major customers, suppliers and vendors. Management believes that third-party relationships upon which it relies represent the greatest risk with respect to the Year 2000 issue because it cannot guarantee that third parties will be able to adequately assess and address their Year 2000 compliance issues in a timely manner. As a consequence, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on future results of operations or financial condition.

Since the beginning of 2000, the Company did not have any interruptions of its business due to the Year 2000 issue. During the next few months, the Company will continue to monitor its operations and assess whether the Year 2000 issue has an impact on the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short term maturities, and the related market risk is not considered material. The Company's line of credit has a variable interest rate and its convertible debentures are at a fixed interest rate. The Company's management believes that fluctuations in interest rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flows.

Item 8.  Consolidated Financial Statements and Supplementary Data.

Consolidated Financial Statements

              Reports of Independent Certified Public Accountants.............................................   F-2 -  F-3
              Financial Statements:
                  Consolidated Balance Sheets.................................................................   F-4 -  F-5
                  Consolidated Statements of Operations.......................................................          F-6
                  Consolidated Statements of Stockholders' Equity (Deficiit)..................................   F-7 -  F-8
                  Consolidated Statements of Cash Flows ......................................................          F-9
                  Summary of Accounting Policies..............................................................  F-10 - F-16
                  Notes to the Consolidated Financial Statements..............................................  F-17 - F-40

Report of Independent Certified Public Accountants


To the Stockholders and Board of Directors
LanguageWare.net (Company), Ltd.
Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheet of LanguageWare.net (Company), Ltd. (formerly Accent Software International Ltd.) and its subsidiary (the "Company") as of December 31, 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/BDO Seidman, LLP
March 10, 2000
Denver, Colorado

Report of Independent Certified Public Accountants


To the Stockholders and Board of Directors
LanguageWare.net (Company), Ltd.
Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheet of LanguageWare.net (Company), Ltd. (formerly Accent Software International Ltd.) and its subsidiary (the "Company") as of December 31, 1998 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1998 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the consolidated financial statements have been restated to reflect the effect of the intrinsic value of beneficial conversion features associated with certain debt and equity transactions entered into during 1998 and 1997.

                                              /s/BDO Shlomo Ziv & Co.
March 14, 2000
Tel Aviv, Israel

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                                    Consolidated Balance Sheets
                                                Dollars and Shares in Thousands

December 31,                                               1999           1998
-----------------------------------------------------------------------------------

Assets (Note 3)

Current:
 Cash and cash equivalents                                     $ 249          $ 141
 Accounts receivable, net of allowance for doubtful              460            265
  accounts of $113 and $219 (Note 10)
 Other receivables                                                53             91
 Inventories                                                       -              7
 Prepaid expenses and other current assets                        77              5
-----------------------------------------------------------------------------------

Total current assets                                             839            509
-----------------------------------------------------------------------------------

Property and equipment:
 Computer equipment                                              150            179
 Office furniture and equipment                                   32             59
-----------------------------------------------------------------------------------

                                                                 182            238

Less accumulated depreciation                                    128            198
-----------------------------------------------------------------------------------

Net property and equipment                                        54             40

Other assets                                                      16             50
-----------------------------------------------------------------------------------

                                                               $ 909          $ 599
-----------------------------------------------------------------------------------

           See accompanying reports of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                                    Consolidated Balance Sheets
                                                                    (Continued)
                                                Dollars and Shares in Thousands

December 31,                                                                       1999                   1998
----------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current liabilities:
 Accounts payable                                                                      $    282               $    467
 Accrued liabilities                                                                        139                    318
 Line-of-credit (Note 4)                                                                     59                      -
 Convertible debentures (Note 3)                                                            965                      -
 Current maturities of long-term debt (Note 3)                                                -                  1,180
----------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                 1,445                  1,965

Accrued severance liability                                                                   -                     15
----------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                         1,445                  1,980
----------------------------------------------------------------------------------------------------------------------

Commitments (Note 6)

Stockholders' deficit  (Note 5):
Convertible preferred stock - NIS 0.01 par value, 10,000 shares                               7                      -
 authorized, 2,889 and 4 issued and outstanding
Common stock - NIS 0.01 par value, 130,000 shares authorized, 32,721 and                     85                     77
 29,223 issued and outstanding
Additional paid-in capital                                                               52,816                 50,589
Accumulated deficit                                                                     (53,444)               (52,047)
----------------------------------------------------------------------------------------------------------------------

Total stockholders' deficit                                                                (536)                (1,381)
----------------------------------------------------------------------------------------------------------------------

                                                                                       $    909               $    599
----------------------------------------------------------------------------------------------------------------------

           See accompanying reports of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                          Consolidated Statements of Operations
                       Dollars and Shares in Thousands Except Per Share Amounts

Year Ended December 31,                                                 1999                 1998                 1997
----------------------------------------------------------------------------------------------------------------------

Net sales (Notes 9, 10 and 11)                                       $ 1,714              $ 1,949             $  3,125

Cost of sales                                                          1,163                  997                3,062
----------------------------------------------------------------------------------------------------------------------

Gross profit                                                             551                  952                   63
----------------------------------------------------------------------------------------------------------------------

Operating expenses:
 Product development costs                                               283                2,540                4,813
 Marketing expenses                                                      722                1,404                2,177
 General and administrative expenses                                   1,149                2,465                3,169
 Restructuring charge (Note 1)                                             -                1,257                    -
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                               2,154                7,666               10,159
----------------------------------------------------------------------------------------------------------------------

Loss from operations                                                  (1,603)              (6,714)             (10,096)

Interest and other, net                                                  679                   78                1,912
----------------------------------------------------------------------------------------------------------------------

Net loss before extraordinary item                                    (2,282)              (6,792)             (12,008)

Extraordinary gain on extinguishment of debt   (Note 3)                  885                    -                    -
----------------------------------------------------------------------------------------------------------------------

Net loss                                                              (1,397)              (6,792)             (12,008)

Deemed dividends on preferred stock (Note 5)                               -                2,535                1,844
----------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stockholders                           $(1,397)             $(9,327)            $(13,852)
----------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per common share:
 Loss before extraordinary item                                      $  (.08)               $(.34)              $(1.11)
 Extraordinary item                                                      .03                    -                    -
----------------------------------------------------------------------------------------------------------------------

 Net loss per common share                                           $  (.05)               $(.34)              $(1.11)
----------------------------------------------------------------------------------------------------------------------

Basic and diluted weighted-average number of common
 shares outstanding                                                   30,407               27,242               12,495
----------------------------------------------------------------------------------------------------------------------

           See accompanying reports of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                      Consolidated Statements of Stockholders' Equity (Deficit)
                                                Dollars and Shares in Thousands


                                                         Convertible
                                                        Preferred Stock                                                 Total
                                                          (Note 5)            Common Stock      Additional            Stockolders'
                                                      -------------------  -------------------   Paid-In  Accumulated   Equity
Years Ended December 31, 1997, 1998, and 1999          Shares   Par Value   Shares  Par Value    Capital    Deficit    (Decifit)
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                                     -     $  -       11,670     $28     $ 36,193   $(33,247)   $  2,974

Issuance of preferred stock for cash, net of $170 in
 offering costs (Note 5)                                     2                             -        1,580    -     -       1,580


Issuance of preferred stock upon conversion of debentures    5        -            -       -        4,188          -       4,188
 (Note 5)

Issuance of common stock upon conversion of debentures
 (Note 5)                                                    -        -          846       2        1,386          -       1,388

Issuance of common stock upon conversion of preferred
 stock (Note 5)                                             (3)       -        3,985      11          (11)         -           -

Issuance of common stock for services (Note 5)               -        -          612       2          993          -         995

Issuance of common stock upon exercise of  stock warrants    -        -           27       -           62          -          62

Issuance of stock warrants net of unamortized discount of    -        -            -       -           34          -          34
 $291 (Note 5)

Contribution of capital associated with the beneficial
 conversion feature of convertible debentures (Note 5)       -        -            -       -        1,810          -       1,810

Net loss                                                     -        -            -       -            -    (12,008)    (12,008)
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                                   4        -       17,140      43       46,235    (45,255)      1,023

           See accompanying reports of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                      Consolidated Statements of Stockholders' Equity (Deficit)
                                                Dollars and Shares in Thousands

                                                         Convertible
                                                        Preferred Stock                                                 Total
                                                          (Note 5)            Common Stock      Additional            Stockolders'
                                                      -------------------  -------------------   Paid-In  Accumulated   Equity
Years Ended December 31, 1997, 1998, and 1999          Shares   Par Value   Shares  Par Value    Capital    Deficit    (Decifit)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of preferred stock for cash, net of $232 in
 offering costs (Note 5)                                    4           -        -          -      3,768         -        3,768


Issuance of common stock upon conversion of preferred
 stock (Note 5)                                            (4)          -    9,623         27        (27)        -            -

Issuance of common stock in satisfaction of accounts
 payable (Note 5)                                           -           -    1,620          4        356         -          360

Issuance of common stock upon satisfaction of long-term
 debt (Notes 3 and 5)                                       -           -      732          2        227         -          229

Issuance of common stock upon exercise of stock options     -           -      108          1         30         -           31

Net loss                                                    -           -        -          -          -    (6,792)      (6,792)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                  4           -   29,223         77     50,589    (52,047)     (1,381)

Issuance of preferred stock upon conversion of
 debentures (Note 5)                                    2,885           7        -          -        618          -         625

Issuance of common stock for cash, net of $41 in
 offering costs (Note 5)                                    -           -    2,381          6        453          -         459

Issuance of common stock upon conversion of
 debentures (Note 5)                                        -           -      741          2        100          -         102

Issuance of common stock upon exercise of stock options
 (Note 5)                                                   -           -      376          -         88          -          88

Issuance of stock warrants (Notes 3 and 5)                  -           -        -          -        906          -         906

Contribution of capital associated with the beneficial
 conversion feature of convertible debentures (Note 3)      -           -        -          -         62          -          62

Net loss                                                    -           -        -          -          -     (1,397)     (1,397)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                              2,889      $    7   32,721     $   85   $ 52,816   $(53,444)   $   (536)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying reports of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                          Consolidated Statements of Cash Flows

                                                           Dollars in Thousands

Increase (Decrease) in Cash and Cash Equivalents

Year Ended December 31,                                                     1999                1998               1997
-----------------------------------------------------------------------------------------------------------------------

Operating activities:
 Net loss                                                                $(1,397)            $(6,792)          $(12,008)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                              44               1,312              1,052
   Write-down of property and equipment                                       13                   -                  -
   Change in realizable value of trade credits and equipment
    (Note 1)                                                                  50                 714                  -
   Bad debt expense                                                           73                 245                209
   Common stock issued for services                                            -                   -                995
   Non-cash interest expense                                                 627                   -              1,844
   Extraordinary gain (Note 3)                                              (885)                  -                  -
  Changes in operating assets and liabilities:                                 -                   -                  -
   Accounts receivable                                                      (268)                245               (645)
   Other receivables                                                          88                  26                 55
   Inventories                                                                 7                  78                936
   Prepaid expenses and other current assets                                 (72)                901               (311)
   Accounts payable and accrued liabilities                                 (326)             (1,222)            (4,057)
   Accrued severance liability                                               (15)               (303)               (11)
-----------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                     (2,061)             (4,796)           (11,941)
-----------------------------------------------------------------------------------------------------------------------

Investing activities:
 Purchase of property and equipment                                          (71)                (40)              (168)
 Increase in other assets                                                    (16)                  -                  -
-----------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                        (87)                (40)              (168)
-----------------------------------------------------------------------------------------------------------------------

Financing activities:
 Repayment of long-term debt                                                   -              (1,321)            (1,332)
 Proceeds on the issuance of convertible debentures, related
  party                                                                    1,700                   -              6,000
 Proceeds from the line-of-credit                                             59                   -                  -
 Proceeds on the issuance of common stock                                    500                   -                  -
 Proceeds on the issuance of convertible preferred stock                       -               4,000              1,750
 Proceeds from the exercise of stock warrants and options                     38                  31                 62
 Payments for debt issue costs                                                 -                   -               (425)
 Payment for offering costs                                                  (41)               (232)              (170)
-----------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                  2,256               2,478              5,885
-----------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                             108              (2,358)            (6,224)

Cash and cash equivalents, beginning of year                                 141               2,499              8,723
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                   $   249             $   141           $  2,499
-----------------------------------------------------------------------------------------------------------------------

           See accompanying reports of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                                 Summary of Accounting Policies
--------------------------------------------------------------------------------
Basis of                    LanguageWare.net (Company) Ltd., formerly Accent
Presentation                Software International Ltd., and its subsidiary (the
                            "Company") provide multilingual, multicultural and multi-commerce products and services enabling business to be conducted on web sites via the Internet. The Company was incorporated in 1988 in Jerusalem, Israel. In 1991, the Company formed a wholly-owned subsidiary, Accent Worldwide, Inc.
                            ("Accent"), a Delaware corporation. Accent is located in Colorado Springs, Colorado, and provides sales, marketing, software development, and executive management functions for the Company.
                            During 1999, the Company moved its operations to Colorado Springs, Colorado.

                            The Company considers the U.S. dollar to be its functional currency.

                            Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Exchange gains and losses from the aforementioned remeasurements are reflected in the statements of operations. The representative rate of exchange prevailing on December 31, 1999 was U.S. $1 = New Israeli Shekel ("NIS") 4.149; on December 31, 1998 it was U.S. $1 = NIS 4.160 and on December 31, 1997 it was U.S. $1 = NIS 3.536.

Principles of               The accompanying consolidated financial statements
Consolidation               include the accounts of the Company and its wholly-
                            owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash                        The Company considers highly liquid investments
Equivalents                 purchased with original maturities of three months
                            or less and money market accounts to be cash equivalents.

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                                 Summary of Accounting Policies

Property, Equipment,        Property and equipment are stated at cost. Depreciation and amortization
Depreciation and            expense are computed using the straight-line method over the estimated useful
Amortization                lives of the assets, which range from two to five years.  Maintenance and repairs are expensed as incurred.  Major renewals and improvements are capitalized.  When property and equipment is retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting profit or loss is reflected in operations.

Research and                Research and development costs are expensed as incurred.  Statement of
Development                 Financial Accounting Standards 86, "Accounting for the Costs of Computer
                            Software to Be Sold, Leased, or Otherwise Marketed", does not materially affect the Company, as all previously capitalized software development costs were fully amortized by December 31, 1997.

Long-Lived Assets           Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the asset's fair value.

Debt Issue Costs            Debt issue costs are being amortized using the interest method over the term of the debt.

Revenue Recognition         Translation Services and Web Page Design

                            During 1999, the Company began providing translation services and web page design services. The Company recognizes revenue on translation and web page design services when the service is performed.


                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                                 Summary of Accounting Policies

                            Software Sales

                            Original Equipment Manufacturer ("OEM") software sales are typically made to another hardware or software manufacturer who wishes to "bundle" the
                            Company's product with its product for sale to an end-user. The Company recognizes the revenue from OEM sales once the order has been received, the software has been shipped, collection of the receivable is determined to be probable, and no significant obligations on the Company's part remain outstanding. End-user  acceptance of the  software  is  irrelevant  to the
                            Company's revenue recognition because the OEM's do not have an option to return or receive credit for product once it has been accepted by the OEM even though it may subsequently be returned to the OEM by the end-user.

                            The Company recognizes revenue under the "try before you buy" arrangement only upon acceptance of the product by the customer. Under the "try before you buy" arrangement, a potential customer can either download the software from the Company's web site or request the software from the Company.  In either case, the software is "time bombed," meaning that it will operate for only a limited trial period. If the user wishes to continue using the software after the trial period, the user must "unlock" the software with instructions provided by the Company. To receive the instructions, the customer must accept and agree to pay for the product. Revenue recognition occurs only at that point.

                            License Agreements

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

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                                 Summary of Accounting Policies

                            License fees are earned under software license agreements to end-users and resellers (including OEMs and distributors). Such fees are generally recognized when a customer purchase order has been received, the software has been shipped, the Company has a right to invoice the customer, collection of the receivable is determined to be probable, and there are no significant obligations remaining.

Income Taxes                The Company accounts for income taxes under the liability method, which requires an entity to recognize deferred tax assets and liabilities.
                            Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Advertising Costs           Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7")
                            requires that the cost of an advertising campaign that is not "Direct
                            Response" advertising should be expensed as incurred or upon the first time the advertising takes place.  As the Company does not  have "Direct Response"
                            advertising, costs are expensed in accordance with SOP 93-7.  For the years ended December 31, 1999, 1998 and 1997, the Company expensed approximately
                            $78,000, $234,000 and $395,000 in advertising costs.

Net Loss per Common         Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
Share                       provides for the calculation of "Basic" and "Diluted" earnings per share.
                            Basic earnings per share includes no dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                                 Summary of Accounting Policies

                            For the years ended December 31, 1999, 1998 and 1997, total stock options of 4,378,625, 1,508,717 and 1,436,126, total stock warrants of 18,227,528,
                            9,905,694 and 5,607,413 and convertible preferred stock and convertible debentures of 18,526,550, 8,888,889 and 7,928,571 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Concentrations of           The Company's financial instruments that are exposed to concentrations of
Credit Risk                 credit risk consist primarily of cash and accounts receivable.

                            The Company's cash is in demand deposit accounts placed with federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

                            Concentrations of credit risk exist with respect to accounts receivable.  The balances are due from a few customers and are limited as they are dispersed across geographic areas. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. Generally, the Company does not require collateral from its customers.

Use of                      The preparation of financial statements in conformity with generally accepted
Estimates                   accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                                 Summary of Accounting Policies

Fair Value of               The following methods and assumptions were used to estimate the fair value of
Financial                   each class of financial instruments for which it is practicable to estimate
Instruments                 that value:

                            Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities

                            Fair values of cash, accounts receivables, accounts payable, and accrued liabilities are assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

                            Long-Term Debt and Convertible Debentures

                            Long-term debt and convertible debentures bear interest at a rate of interest based upon current lending rates of interest at the date they are issued and the book value approximates fair value.

Stock Option Plan           The Company applies APB Opinion 25, "Accounting for Stock Issued to
                            Employees" ("APB Opinion 25") and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options issued to employees when the exercise price of the
                            Company's stock options granted is less than the market price of the underlying common stock on the date of grant. Statement of Financial
                            Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
                            ("SFAS No. 123") requires the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company's stock options plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  To provide the required pro forma information, the Company estimates the fair value of each stock option at the date of grant by using the Black-Scholes Option Pricing Model.

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                                 Summary of Accounting Policies

Comprehensive Loss          Comprehensive loss is comprised of net loss and all changes to the consolidated statement of stockholders' deficit, except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  The Company had no components of comprehensive loss except for net losses for the three years ended December
                            31, 1999.

Recent Accounting           The Financial Accounting Standards Board has recently issued Statement on
Pronouncements              Financial Accounting Standards No. 133, "Accounting for Derivative
                            Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, amended by SFAS No. 137, established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.  Management believes the adoption of this statement will have no material impact on the
                            Company's consolidated financial statements.

Reclassifications           Certain reclassifications have been made to the 1998 and 1997 financial statements in order for them to conform to the 1999 presentation. See Note 2 for restatement of 1998 and 1997 financial statements.

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                     Notes to Consolidated Financial Statements

1.  Going Concern           The consolidated financial statements have been prepared assuming the Company will continue as a going concern.  Management believes the Company will remain a going concern but acknowledges that the Company's history of operating losses and operating cash flow deficits raises legitimate concern about the Company's longer term prospects.

                            To enhance the Company's longer term prospects, effective January 2000 management has embarked on a new operating strategy designed to increase revenue. In the years preceding 1999, the Company was a seller of language technology and translation software to the consumer retail market, transforming in calendar 1999 primarily to a provider of translation services to other businesses. Beginning January 2000, the Company has changed its focus by providing a full range of multilingual, multicultural and multi-commerce products and services that enable its business customers to conduct business on web sites via the Internet, primarily in the U.S. to Asia market. Management's decision to pursue the new strategy was based on in depth analysis of the market it desired to target.

                            Since its inception in 1988, the Company has developed proprietary software serving the language information technology industry. To enhance its competitive position in the newly targeted market under its new operating strategy, the Company intends to utilize such proprietary software as tools to provide superior service to potential customers. Additionally, the Company has entered into alliances with other companies in the industry aimed at broadening the Company's market reach and has expanded its translation services business.

                            To further enhance its competitive advantage in its target market of U.S. to
                            Asia e-business solutions, the Company acquired Star+Globe Technologies Pte.
                            Ltd. ("Star+Globe") on January 14, 2000.  Star+Globe owns proprietary Asian character processing technology and provides Asian languages translation services.

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                     Notes to Consolidated Financial Statements

                            To reduce expenses, the Company reduced its staffing level from approximately 170 employees at its peak in 1996 to 17 employees at December 31, 1999. Related expenses such as rent, telephone, travel and training costs were reduced proportionately. The shift away from the retail market has led to a reduction in production and inventory carrying costs. Upon completion of several product development activities during the fourth quarter, 1998, the Israel-based product development function was disbanded. The Company reestablished a product development capability in the United States. During 1999, the Company reduced discretionary spending on advertising and marketing as well as the amount it spends on exhibitions and trade shows and, over the past few years, it has closed its sales offices in England, California, Canada and Israel. General and administrative expenses have been reduced through out-sourcing and the elimination of non-essential activities.

                            During both the third and fourth quarters of 1997, the second quarter of 1998 and during all quarters of 1999, the Company successfully obtained external financing through the sale of convertible securities and common stock. The Company continues to explore sources of additional financing to satisfy its operational requirements. Such sources may not be available on terms acceptable to the Company.

                            The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

                            Restructuring

                            In response to the fact that actual revenue was short of management's expectations and that the Company was unable to generate sufficient cash flow from its operations to sustain the business, management instituted restructuring initiatives designed to reduce operating expenses and working capital requirements. During 1997 as the Company shifted away from the retail market, it recognized that it had a large amount of inventory that was surplus to its foreseeable requirements and during the second quarter of 1997, the Company completed an exchange of its "excess" inventory in which it sold inventory with a book value of $666,000 and received $1,600,000 in "trade credits." The Company recorded the trade credits as a long-term asset with a value equal to the inventory surrendered, that is, $666,000. No gain or loss was recorded on the transaction. The trade credits were available to use over a period of three years and could be exchanged, with cash, for a variety of products and services. From its receipt of the credits in 1997 through the end of 1998, the Company realized approximately $104,000 from use of the trade credits. Following the restructuring which the Company substantially completed during 1998, it recognized that it was unlikely to realize more than a relatively small additional amount of value from the trade credits and took a charge of $512,000 to bring the carrying cost of the credits in line with the estimated fair value. In 1999 the Company took a charge of $50,000 to write off the remaining balance in trade credits. The restructuring activities, which are also discussed in the going concern paragraphs are summarized below:


                            Balance                                     Balance                                     Balance
                          December 31,              Reductions/       December 31,               Reductions/     December 31,
(Dollars in Thousands)       1997         Expense     Payments            1998        Expense     Payments           1999
-------------------------------------------------------------------------------------------------------------------------------
Assets:

 Trade credits               $666          $512         $104              $ 50         $ 50         $   -            $  -

 Property and equipment       202           202            -                 -            -             -               -
-------------------------------------------------------------------------------------------------------------------------------

                             $868          $714         $104              $ 50         $ 50         $   -            $  -
-------------------------------------------------------------------------------------------------------------------------------

Liabilities:

 Severance and employee
   costs                     $318          $  -         $303              $ 15         $  -         $  15            $  -

 Operating leases and
   other                        -           543          543                 -            -             -               -
-------------------------------------------------------------------------------------------------------------------------------

                             $318          $543         $846              $ 15         $  -         $  15            $  -
-------------------------------------------------------------------------------------------------------------------------------

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                     Notes to Consolidated Financial Statements

2. Restatement of           The Company determined that it did not properly record the intrinsic value of
   1998 and 1997            the beneficial conversion feature associated with certain debt and equity
   Financial                transactions entered into during 1998 and 1997.
   Statements
                            During 1997, the Company did not properly account for the intrinsic value of the beneficial conversion feature associated with the convertible debenture and warrants issued in August 1997 (see Note 5) or the beneficial conversion feature and warrants associated with the November and December 1997 issuance of the convertible debentures, Series B convertible preferred stock and warrants (see Note 5).  Accordingly, the 1997 financial statements have been restated to correct this error.  As a result of reducing interest expense from $3,311,000 to $1,845,000, and recording deemed dividends of $1,844,000 associated with the issuance of convertible preferred stock, additional paid-in capital was reduced to $46,235,000 from $47,701,000, the net loss was reduced from $13,474,000 to $12,008,000 and net loss applicable to common stockholders increased to $13,852,000 from $13,474,000.  Basic and diluted net loss per share increased from $1.08 per share to $1.11 per share.

                            During 1998, the Company should have recorded $2,535,000 in deemed dividends associated with the beneficial conversion feature on the June 1998 issuance of the Series B convertible preferred stock and warrants (see Note 5).
                            Accordingly, the 1998 financial statements have been restated to correct this error, the effect of which reduces net loss to $6,792,000 from $6,819,000 and increases net loss applicable to common stockholders from $6,819,000 to
                            $9,327,000.  Basic and diluted net loss per share increased from $.25 per share to $.34 per share.

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                      Notes to Consolidated Financial Statements

3.Long-Term                 On November 15, 1999, the Company issued two $500,000 convertible debentures
  Debt and                  to an existing stockholder of the Company. The debentures mature on May 31,
  Convertible               2000.  The debentures bear interest at 10.25%.  The first debenture is
  Debentures                assignable. The debentures are collateralized by substantially all assets of the Company. The agreements allowed for the conversion of the unpaid principal plus unpaid accrued interest at any time after March 1, 2000 into shares of the Company's common stock at a conversion price of $.15 per share. In addition, the holders of the debentures received warrants to purchase shares of the Company's common stock equal to 50% of the number of shares issuable upon conversion of the outstanding principal and accrued interest at a $.15 exercise price. The warrants will expire on February 15, 2005. At the date of issuance, the warrant and the beneficial conversion feature have been valued at $62,000 which will be amortized as additional interest expense over the life of the related debentures. The unamortized discount was $35,000 at December 31, 1999.

                            On February 3, 2000, the Comapany accelerated the conversion date to February 15,
                            2000. The acceleration in the conversion date did not increase the intrinsic value of the conversion feature; accordingly, no additional debt discount was recorded.  On February 15, 2000, each of the holders of the debentures converted their debt plus accrued interest into 6,766,18 shares of the Company's common stock. In addition, on February 15, 2000, the holders exercised their warrants, and the Company issued 3,383,094 shares of its common stock for cash proceeds of approximately $507,000.

                            During 1998, the Company entered into an agreement with the government of
                            Israel and various Israeli banking officials, which allowed the Company to convert a portion of its government-guaranteed long-term debt into common stock of the Company.  In 1998 approximately $229,000 of the debt was converted into 732,000 shares of the Company's common stock.  During January
                            1999, the Company agreed to issue the Bank warrants to purchase 2,448,000 shares of the Company's common stock at no exercise price in  exchange for  payment on the outstanding  $1,180,000 in debt  and  accrued  interest totaling

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                     Notes to Consolidated Financial Statements

                            $11,000.  The warrants were valued at $306,000 using the Black-Scholes option pricing model and are exercisable on January 25, 2001 and expire on January
                            25, 2006.  The Company recognized a $885,000 extraordinary gain from this debt extinguishment in 1999.

                            On February 2, 2000, the Company issued a $250,000 convertible debenture to an existing stockholder of the Company under the same terms as the November
                            15, 1999 debentures, including the right of the holder of the debenture to receive warrants to purchase shares of the Company's common stock equal to 50%
                            of the number of shares issuable upon conversion of the outstanding principal and accrued interest at a $.15 exercise price. At the date of issuance, the warrants and the beneficial conversion feature have been valued at $250,000 (the total proceeds received) which will be amortized as additional interest expense over the life of the related debenture.  On February 15, 2000, the holder of the debenture converted its debt plus accrued interest into 1,673,379 shares of the Company's common stock.  In addition, on February 15, 2000, the holder exercised its warrants, and the Company issued 836,690 shares of its common stock for cash proceeds of approximately $126,000.


4.  Line-of-Credit          The Company has a $75,000 revolving line-of-credit with a bank which expires during February 2000.  The line-of-credit had an outstanding balance at
                            December 31, 1999 of $58,657 at an interest rate of 10.65%.

5.  Stockholders'           Increase In Authorized Shares
    Deficit
                            During the annual stockholders' meeting held on June 25, 1999, the stockholders approved an amendment to its Articles of Association to increase the number of authorized shares of common stock from 65,000,000 to
                            130,000,000.

                            Preferred Stock

                            The Company has 10,000,000 authorized shares of preferred stock divided into five classes of preferred stock.  As of December 31, 1999, the Company has the following series of preferred stock.

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                     Notes to Consolidated Financial Statements


                            Series C Convertible Preferred Stock - As of December 31, 1999 and 1998,
                            4,000 shares of Series C convertible preferred stock were issued and outstanding.  The holders of the Series C convertible preferred stock shall be entitled to receive dividends, when as and if declared by the Company's
                            Board of Directors out of any funds legally available therefor, equal in amount per share to the dividends paid on the common stock.  Dividends on the
                            Series C convertible preferred stock shall be cumulative.  The Series C convertible preferred stock are convertible into common stock at the option of the holder at a conversion price of $.45 per share.  The holders of the
                            Series C convertible preferred stock have the right to vote the shares as if they had all been converted into common stock, and the holders of the Series
                            C convertible preferred stock shall vote with the common stock as a single class.  The holders of the Series C convertible preferred stock have been granted one seat on the Company's Board of Directors, subject to shareholder approval.

                            Series D Convertible Preferred Stock - As of December 31, 1999, 2,884,874 shares of Series D convertible preferred stock were issued and outstanding. As of
                            December  31, 1998, no shares of Series D convertible preferred stock were issued and outstanding. The holders of the Series D convertible preferred stock shall be entitled to receive dividends, when as and if declared by the Company's Board of Directors out of any funds legally available therefor, equal in amount per share to the dividends paid on

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                     Notes to Consolidated Financial Statements

                            the common stock.  Dividends on the Series D convertible preferred stock shall be cumulative.  The Series D convertible preferred stock shall rank prior to all other shares of the Company, except the Series C Preferred stock, with which the Series D Preferred Stock shall rank on par.  The Series
                            D convertible preferred stock are convertible at any time at the option of the holder into one share of common stock for each preferred share converted.
                            The holders of the Series D convertible preferred stock have the right to vote the shares as if they had all been converted into common stock, and the holders of the Series D convertible preferred stock shall vote with the common stock as a single class.  The holders of the Series D convertible preferred stock have been granted one seat on the Company's Board of Directors, subject to shareholders approval.

                            Private Placements Pursuant to Regulation D

                            On August 5, 1997, the Company completed a private placement of a debenture with an investor pursuant to Regulation D of the Securities Act of 1933.
                            The Company received $2,000,000 in cash before offering costs of approximately $150,000.  The debenture bore interest at 6% and matured on August 5, 1999.  The debenture is convertible into the Company's common stock at the earlier of 90 days after the date of the issuance or upon which a registration statement covering the resale of the shares of the common stock issuable upon conversion is declared effective by the
                            SEC.  The debenture is convertible at the lesser of 75% of the average of the closing bid prices for the Company's common stock for the five consecutive trading days ending on the trading day immediately preceding such date of conversion or multiplying the average of the closing bid prices for the five consecutive trading days ending on the trading date immediately preceding the issue date of the debenture by 1.35. At any time prior to 90 days following the date of the issuance of the debenture, the Company has the right to convert the debenture and all accrued and unpaid interest into the Company's Series A convertible preferred stock at a conversion ratio of one share of Series A convertible preferred for each
                            $1,000 in debenture. The Company has recorded a discount for  the beneficial conversion feature in the amount of $771,000 as original issued  discount on the debenture and is being  amortized  to interest expense


                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                     Notes to Consolidated Financial Statements

                            over the period in which the holder can first convert the debenture using the interest method. Under the private placement, the Company issued the investor warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $2.80 per share and warrants to purchase an additional
                            50,000 shares of the Company's common stock at an exercise price of $3.20 per share. In addition, the Company issued to the placement agents warrants to purchase 30,000 shares of the Company's common stock at an exercise price of $1.73 per share. The August Investor's warrants and those of the  placement agents all expire on August 5, 2002 and have been valued at $325,000.  The
                            Company has recorded the value of the warrants as original issue discount on the debenture and is being amortized  to  interest  expense  over  the
                            life of the related debt  using the interest  method.  During   October  1997,
                            the  Company  elected  to convert $500,000 of the debenture into 500  shares of Series A convertible preferred stock.  The $500,000 debenture was converted into Series A preferred stock net of $37,000 in unamortized debt issue costs.
                            By the end of 1997, the investor converted the remaining $1,500,000 debenture net of $112,000 unamortized debt issue costs into 846,540 shares of common stock, and the investor converted its 500 shares of Series A preferred stock of $463,000 into 1,112,769 shares of common stock.  The
                            Company expensed the remaining unamortized discount associated with the beneficial conversion feature of the debenture to interest expense at the time that the debenture was converted into common stock.  The Company recorded the remaining $291,000 unamortized discount associated with the warrants to additional paid-in capital at the time that the debenture was converted into
                            Series A convertible preferred stock and common stock.

                            During November and December 1997, the Company completed a private placement with four investors pursuant to Regulation D of the Securities Act of 1933.
                            The Company received $5,750,000 in cash before offering costs of approximately $445,000.  Under the private placement, the Company issued the investors debentures in the amount of $4,000,000 and 1,750 shares of its
                            Series B convertible  preferred stock in the amount of $1,750,000, and warrants to purchase 1,150,000 shares of the Company's common stock at an exercise price of $2.45 per  share. In addition, the Company issued to

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                     Notes to Consolidated Financial Statements

                            the placement agent warrants to purchase 795,000 shares of the Company's common  stock at  an  exercise  price  of $2.44 per share.

                            The November Investors' warrants and those of the placement agent all expire on November 30, 2002.  Both the debentures and Series B convertible preferred stock paid interest and dividends of 6% per year.  The debentures matured on
                            November 6, 1999. Any time at the earlier of November 11, 1997 or upon which a registration statement covering the resale of the shares of the common stock issuable upon conversion hereof is declared effective by the SEC, the holder can elect to convert the debentures and the Series B convertible preferred stock  into  shares of  the Company's common stock.  The debentures and the Series B convertible preferred stock are convertible at the lesser of
                            80% of the average of the closing bid prices for the Company's common stock for the five consecutive trading days ending on the trading day immediately preceding such date of conversion or $2.45. The Company has the right to convert the debentures and all accrued and unpaid interest into the Company's
                            Series B convertible preferred stock at any time prior to 90 days following the date of the issuance of the debenture at a conversion ratio of one share of Series B convertible preferred stock for each $1,000 in debenture.  The
                            Company has recorded the beneficial conversion feature in the amount of $1,039,000 as original issued discount on the debentures and is being amortized to interest expense over the period in which the holders can first convert the debentures using the interest method. The Company did not record any beneficial conversion feature on the Series B convertible preferred stock as the market price of the Company's common stock at the date of Series B convertible preferred stock issuance was greater than the conversion price. The Company has recorded the $1,844,000 value of the 1,150,000 warrants as a deemed dividend in the December 31, 1997 statement of operations.  On November 6, 1997, the Company elected to convert the $4,000,000 debentures net of $275,000 in unamortized debt issue costs into 4,000 shares of Series B convertible preferred stock. During 1998 and 1997, the investors converted all


                                                                LanguageWare.net
                                                                  (Company) Ltd.

                                      Notes to Consolidated Financial Statements

of the Series B convertible preferred stock of $3,330,000 and $1,975,000 into 9,623,372 shares and 2,871,248 shares of the Company's common stock.

On June 4, 1998, the Company issued 4,000 shares of Series C convertible preferred stock at $10 per share together with warrants to purchase 4,444,444 shares of the Company's common stock at an exercise price of $0.55 per share. The Company received $4,000,000 in cash before offering costs of approximately $232,000. The investor can elect to convert the Series C convertible preferred stock at any time into the Company's common stock at a conversion price of $.45 per share. The Company has recorded the beneficial conversion feature in the amount of $445,000 as original issued discount on the Series C convertible preferred stock and is being amortized as a deemed dividend over the period in which the holders can first convert the Series C convertible preferred stock using the interest method. The Company has recorded the $2,090,000 value of the warrants as original issue discount on the Series C convertible preferred stock and is being amortized to deemed dividend over the period in which the holders can first convert the Series C convertible preferred stock using the interest method.

During February 1999, the Company issued a $600,000 debenture to an existing stockholder of the Company. The debenture bore interest at 11.75% and matured on June 30, 1999. At the maturity date of the debenture, the holder can elect to convert the debenture into the Company's Series D convertible preferred stock at a price per share equal to 85% of the average closing bid price of the Company's common stock for the 20 days prior to conversion. If the Company's common stock is delisted from NASDAQ as of the date of conversion, the price per share shall be equal to the average closing bid price of the Company's common stock as of the last 20 days before being delisted. The Series D convertible preferred stock is convertible any time at the option of the holder into one share of common stock for each preferred share converted. In addition, the holder received 3,000,000 warrants to purchase shares of the Company's common stock at an exercise price equal to 85% of the

                                                                LanguageWare.net
                                                                  (Company) Ltd.

                                      Notes to Consolidated Financial Statements

Company's common stock for the twenty trading days preceding the date of conversion. The warrants expire on February 18, 2004. The Company recorded a $600,000 discount on the debenture attributable to the value of the warrants issued as of the date of the debenture. The Company amortized the discount as interest expense over the term of the debenture. On June 30, 1999, the holder converted the debenture, plus accrued interest totaling $625,000, into 2,884,874 shares of the Company's Series D convertible preferred stock.

During October 1999, the Company issued a $100,000 convertible promissory note. The note bore interest at 10.25% and matured on December 31, 1999. At any time between the date of the note and the maturity date, the holder of the note has the right to convert all or any portion of the outstanding principal amount of the note and accrued interest into shares of the Company's common stock. The note is convertible into common stock at the average of the five lowest closing trades of the Company's common stock between the date of the note and the conversion date. At the date of issuance, the market price of the Company's common stock is equal to the conversion price. On December 30, 1999, the lender converted the loan, plus accrued interest totaling $102,000, into 740,917 shares of the Company's common stock.

During fiscal 1999, the Company issued 2,380,953 shares of its common stock for $500,000 in cash before offering costs of approximately $41,000. During January and February 2000, the Company issued 7,142,858 shares of its Company stock for $1,500,000 in cash to the same investors.

During fiscal 1999, the Company issued 376,125 shares of its common stock upon the exercise of stock options for cash proceeds of approximately $38,000 and stock subscription receivables of $50,000 which is included in prepaid expenses and other current assets in the accompanying December 31, 1999 balance sheet. Subsequent to 1999, the Company received the $50,000 on the stock subscription receivables. During first quarter of 2000, the Company issued 359,250 shares of its common stock upon the exercise of stock options for cash proceeds of approximately $97,000.

                                                                LanguageWare.net
                                                                  (Company) Ltd.

                                      Notes to Consolidated Financial Statements

Issuance Of Common Stock In Satisfaction Of Debt and Trade Payables and
Services

During 1998, the Company reached agreements with several of its largest creditors whereby the creditors agreed to accept shares of the Company's common stock in satisfaction of all or a portion of the amounts due them. First, the Company reached an agreement with the Bank for Industrial Development (the "Bank") to repay a loan guaranteed by the Israeli government which the Company received pursuant to the Government's Approved Enterprise Program. The shares were to be sold by the Bank so that the proceeds would repay the bank debt and any other associated commissions and costs. During 1998, the Company issued 732,000 shares of common stock to the bank in partial repayment of approximately $229,000 of the loan (See Note 3). Second, during 1998, the Company issued 1,620,000 shares of common stock in satisfaction of $360,000 of trade payables.

During 1997, the Company issued 612,000 shares of its common stock with a market value of approximately $995,000 as compensation for marketing and public/investor relations services.

Stock Options and Stock Warrants

The Company's board of directors have adopted formal stock option plans which allow for the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options issued pursuant to the plan that constitute non-qualifed options for the issuance of common stock in the Company. The following table is a summary of the Company's stock option plans as of December 31, 1999.

                                                                LanguageWare.net
                                                                  (Company) Ltd.

                                      Notes to Consolidated Financial Statements

Plan                                                    Reserved   Outstanding
                                                         Shares      Options
--------------------------------------------------------------------------------

Founders' Share Option Plan (1)                          190,000       152,625
Employee Share Option Plan (2)                         2,500,000     2,012,000
Non-Employee Share Option Plan (1998)                    600,000       402,000
CEO Share Option Plan (3)                              2,000,000     1,812,000
--------------------------------------------------------------------------------

                                                       5,290,000     4,378,625
--------------------------------------------------------------------------------

(1)  No additional stock options may be granted under this plan.

(2) During the Annual Stockholders' Meeting held on June 25, 1999, the stockholders approved to increase the number of shares of common stock reserved for issuance from 1,875,000 to 2,500,000.

(3) During 1999, the Company granted 1,812,000 options under the plan to the Company's chief executive officer. The officer received 1,000,000 options at an exercise price of $.16 which was equal to the Company's market price of the Company's common stock at the date of grant. These options vest over a three-year period and expire on March 22, 2004. The officer received 812,000 options at an exercise price of $.34 per share which was equal to the market price of the Company's common stock at the date of grant. These options vest over a three-year period and expire on July 19, 2003.

In accordance with the Plans, the price per share covered by each option award shall be 100% of the fair market value of each share on the date of grant, or such other percentage as determined by the Share Option Committee; provided, however, that in the case of an incentive option granted to an employee who, at the time such option is granted, owns more than 10% of the total combined voting power of all classes of shares of the Company or any subsidiary corporation or parent corporation, the purchase price for each share will be not less than 110% of the fair market value per share at the date the option is granted. Option awards shall be exercisable pursuant to the terms under which they are awarded and subject to the terms and conditions of the Plans. In no event shall an incentive option be exercisable after the expiration of ten years from the date such option award is granted. In the case of an incentive option granted to a person who, at the time such option is granted, owns more than 10% of the total combined voting power of all classes of shares of the Company or any subsidiary corporation or parent corporation, such incentive option shall not be exercisable after the expiration of five years from the date the option is granted.

On January 10, 2000, the Company's Board of Directors approved the Star+Globe Share Option Plan (2000) which allows for the issuance of non-qualified options (see Note 12). The Company reserved 2,266,639 shares of the Company's common stock for issuance under the plan. The plan will expire on January 15, 2001.

                                                                LanguageWare.net
                                                                  (Company) Ltd.

                                      Notes to Consolidated Financial Statements


The following table summarizes information on stock option activity:

--------------------------------------------------------------------------------
                                                     Weighted
                                                      Average
                     Number of   Exercise Price   Exercise Price    Expiration
                       Shares      per Share $      per Share $        Dates
--------------------------------------------------------------------------------

January 1, 1997        993,459    .24 - 32.65          4.156        1999 - 2000
Granted                829,250    1.63 - 4.50          2.564               2002
Exercised              (16,667)   3.03 - 4.37           3.77                  -
Expired/forfeited     (369,916)   1.63 - 4.50          3.051                  -
--------------------------------------------------------------------------------

December 31, 1997    1,436,126    .24 - 32.65          3.526        1999 - 2002
Granted              2,525,250      .34 - .47           .344        1999 - 2005
Exercised             (107,168)     .24 - .34            .27                  -
Expired/forfeited   (2,345,491)   .34 - 32.65          2.584                  -
--------------------------------------------------------------------------------

December 31, 1998    1,508,717     .24 - 3.03           1.05        1999 - 2005
Granted              3,963,334      .12 - .45           .212        1999 - 2004
Exercised             (307,125)     .12 - .34           .289                  -
Expired/forfeited     (786,301)    .34 - 1.87          1.042                  -
--------------------------------------------------------------------------------

December 31, 1999    4,378,625     .12 - 3.03           .347        2000 - 2005
--------------------------------------------------------------------------------

The following table summarizes stock options exercisable:

                                                             Weighted
                                                             Average
                                          Options            Exercise
                                        Exercisable           Price
---------------------------------------------------------------------

December 31, 1999                        1,991,294           $ 0.347
December 31, 1998                        1,058,187           $ 1.11
December 31, 1997                          697,835           $ 4.43

                                                                LanguageWare.net
                                                                  (Company) Ltd.

                                      Notes to Consolidated Financial Statements

The following table summarizes information on stock warrant activity:
                                                    Weighted
                                                     Average
                    Number of    Exercise Price   Exercise Price    Expiration
                     Shares       per Share $       per Share $        Dates
--------------------------------------------------------------------------------

January 1, 1997     3,254,913     1.83 - 14.03       9.263         1998 - 2003
  Granted           2,367,500      1.73 - 3.20        2.39         1998 - 2003
  Exercised           (15,000)            1.83        1.83                2002
  Expired                   -                -           -                   -
--------------------------------------------------------------------------------

December 31, 1997   5,607,413     1.73 - 14.03       6.381         1998 - 2003
  Granted           4,444,444              .55         .55                2003
  Exercised                 -                -           -                   -
  Expired            (146,163)            3.33        3.33                   -
--------------------------------------------------------------------------------

December 31, 1998   9,905,694      .55 - 14.03        3.81         1999 - 2003
  Granted           8,781,334       .00 - 2.69        .149         2004 - 2006
  Expired            (459,500)            1.83        1.83                   -
--------------------------------------------------------------------------------

December 31, 1999  18,227,528      .00 - 14.03       2.096         2000 - 2006
--------------------------------------------------------------------------------


                                                    Options     Warrants
--------------------------------------------------------------------------------
Weighted average fair value of options and
warrants granted during 1999                       $   .179  $       .146

Weighted average fair value of options and
warrants granted during 1998                            .15           .46

Weighted average fair value of options and
warrants granted during 1997                           .163          1.52

--------------------------------------------------------------------------------

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the plans. Under APB Opinion 25, when the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant, compensation cost is recognized.

                                                                LanguageWare.net
                                                                  (Company) Ltd.

                                      Notes to Consolidated Financial Statements

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 0 percent for all years; expected volatility of 76 to 228 percent in 1999, 157 to 247 percent in 1998, and 91 to 244 percent in 1997; risk-free interest rates of 4.64 to 6.02 percent in 1999,
5.57 to 6 percent in 1998 and 5.81 to 6 percent in 1997; and expected lives of less than one to seven years in 1999, two to seven years in 1998, and two to five years in 1997.

Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been increased by the pro forma amounts indicated below:

Year Ended December 31,                       1999          1998          1997
--------------------------------------------------------------------------------
                                                  Dollars in Thousands

Net loss
  As reported                             $  (1,397)   $   (6,792)  $   (12,008)
  Pro forma                               $  (2,027)   $   (7,119)  $   (13,356)

Basic and diluted loss per common
  share:
  As reported                               $  (.05)        $(.34)  $     (1.11)
  Pro forma                                 $  (.07)        $(.35)  $     (1.22)

                                                                LanguageWare.net
                                                                  (Company) Ltd.

                                      Notes to Consolidated Financial Statements

The following information summarizes stock options outstanding and exercisable at December 31, 1999:

                    Outstanding                              Exercisable
----------------------------------------------------  -------------------------
                               Weighted Average
                          --------------------------

                          Remaining                                  Weighted
 Range of                Contractual                                  Average
 Exercise      Number      Life in      Exercise        Number       Exercise
 Prices $    Outstanding    Years        Price $      Exercisable     Price $
--------------------------------------------------------------------------------

 .12 -  .47   4,138,625       4           .221         1,751,294        .252
       1.00      60,000       1           1.00            60,000        1.00
       3.03     180,000       1           3.03           180,000        3.03
--------------------------------------------------------------------------------

 .12 - 3.03   4,378,625     3.8           .347         1,991,294         .53
--------------------------------------------------------------------------------

The following information summarizes stock warrants outstanding and exercisable at December 31, 1999:

                    Outstanding                              Exercisable
----------------------------------------------------  --------------------------
                               Weighted Average
                          --------------------------

                          Remaining                                  Weighted
 Range of                Contractual                                  Average
 Exercise      Number      Life in      Exercise        Number       Exercise
 Prices $    Outstanding    Years        Price $      Exercisable     Price $
--------------------------------------------------------------------------------

  .00 - .55  13,225,778       5           .284        13,225,778        .284
       1.73     300,000       3          1.726           300,000       1.726
2.00 - 2.80   2,025,000       3          2.468         2,025,000       2.468
       3.20      50,000       3           3.20            50,000        3.20
7.00 - 7.15     344,500       2          7.106           344,500       7.106
       8.50     122,250       1           8.50           122,250        8.50
      11.50   1,980,000       1          11.50         1,980,000       11.50
      14.03     180,000       2          14.03           180,000       14.03
--------------------------------------------------------------------------------

 .00 - 14.03  18,227,528     4.2          2.096        18,227,528         .50
--------------------------------------------------------------------------------

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                     Notes to Consolidated Financial Statements

6.   Commitments            Employee Agreements

                            During 1997, the Company entered into an employment agreement with its chief executive officer, expiring in February 2000. The employment agreement sets forth annual compensation to the chief executive officer of $200,000.
                            Compensation is adjusted annually based upon an annual review by the compensation  committee of the Board of Directors.  During February 2000, the
                            Company's Board of Directors extended the employment agreement for a period of one year at an annual base salary of $250,000 with an immediate bonus of
                            $75,000.

                            Employee Benefit Plans

                            During fiscal 1997, the Company established a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan. Employees may contribute from 1% to 15% of their compensation to the plan. Employer matching contributions are discretionary and vest ratably over a five year period. The
                            Company did not make any contributions to the Plan for the years ended December
                            31, 1999, 1998 and 1997.

                            During 1999, the Company adopted a flexible benefits plan.  The plan is administrated by the Company.

                            Operating Leases

                            The Company leases office space under various non-cancelable leases, which expire through January 2005.

                            Future minimum lease payments as of December 31, 1999 are as follows:

                            Year Ending December 31,        Dollars in Thousands
                          ----------------------------------------------------------------------

                            2000                                   $  174
                            2001                                      145
                            2002                                      133
                            2003                                      135
                            2004                                      138
                            Thereafter                                 11
                          ----------------------------------------------------------------------

                            Total                                  $  736
                          ----------------------------------------------------------------------

                            Total rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $59,000, $106,000 and $120,000.

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                     Notes to Consolidated Financial Statements

7. Taxes on Income          Tax Benefits Under The Law For The Encouragement Of Capital Investments, 1959

                            The Company has been granted "approved enterprise" status under the Isreal Law for the Encouragement of Capital Investments, 1959. The Company opted for benefits under the "alternative path" which entitles it to a ten-year tax exemption commencing in the first year in which taxable income will be earned, subject to certain time restrictions. Entitlement to the benefits is dependent upon compliance with the conditions of the letter of approval. Due to reported losses, the benefit period has not yet commenced.

                            The Company has received final tax assessments through December 31, 1991.
                            According to Israeli Tax Law, tax assessments up to and including December
                            31, 1993 are considered final.

                            There was no provision for U.S. income taxes required for the years ended
                            December 31, 1999, 1998 and 1997 due to operating losses in those years. At
                            December 31, 1999, the Company had available U.S. net operating loss carryforwards of approximately $8,018,000 for tax reporting purposes. These
                            U.S. net operating loss carry forwards expire through 2020.  These carry forwards are subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

                            Income taxes consisted of the following:

                            Year Ended December 31,               1999        1998       1997
                            -----------------------------------------------------------------
                                                                     Dollars in Thousands

                            Deferred benefit:
                                 Federal                        $ (464)     $ (130)    $ (589)
                                 Foreign                             -           -          -
                                 State                             (24)       (115)      (204)
                            -----------------------------------------------------------------

                            Change in valuation allowance          488         245        793
                            -----------------------------------------------------------------

                            Income tax benefit                  $    -      $    -     $    -
                            =================================================================

                            There were no tax credits established in the statements of operations since the Company has a 100 percent valuation allowance for the tax benefit of net deductible temporary differences and operating loss carryforwards. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized. The Company has deferred tax assets with a 100 percent valuation allowance at December 31, 1999 and 1998. The tax effect on the components is as follows:

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                     Notes to Consolidated Financial Statements


                           December 31,                                                1999          1998
                          --------------------------------------------------------------------------------
                                                                                   Dollars in Thousands

                            U.S. net operating loss carryforwards                $     2,992  $      2,509
                            Accounts receivable                                            5             -
                          --------------------------------------------------------------------------------
                                                                                       2,997         2,509

                            Valuation allowance                                       (2,997)       (2,509)
                          --------------------------------------------------------------------------------
                                                                                 $         -  $          -
                          --------------------------------------------------------------------------------

                            A reconciliation of the income taxes at the federal statutory rate to the effective tax rate is as follows:

                            Year Ended December 31,                       1999          1998          1997
                          --------------------------------------------------------------------------------
                                                                            Dollars in Thousands

                            Federal income tax benefit computed       $  (475)   $   (2,309)  $    (4,083)
                             at the Federal statutory rate
                            State income tax benefit net of               (24)         (115)         (204)
                             Federal benefit
                            Exempt from Israel income taxes                11         2,179         3,494
                            Other - permanent differences                   -             -             -
                            Change in valuation allowance                 488           245           793
                          --------------------------------------------------------------------------------

                            Income tax benefit                        $     -    $        -   $         -
                          --------------------------------------------------------------------------------

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                     Notes to Consolidated Financial Statements

8. Supplemental             Year Ended December 31,                        1999        1998        1997
   Data to                -----------------------------------------------------------------------------
   Statements of                                                                 Dollars in Thousands
   Cash Flows
                            Cash payments for interest                   $   12     $    78      $   67
                          -----------------------------------------------------------------------------

                            Excluded from the statements of cash flows were the effects of certain noncash investing and financing activities as follows:

                            Year Ended December 31,                        1999        1998        1997
                          -----------------------------------------------------------------------------
                                                                            Dollars in Thousands

                            Issuance of common stock upon exercise       $   50     $     -      $    -
                            of stock options for stock subscription
                            receivable

                            Issuance of common stock for accounts             -         360           -
                            payable
                            Issuance of common stock for                    102         229       1,388
                            convertible debentures and accrued
                            interest
                            Issuance of convertible preferred stock         625           -       4,188
                            for convertible debentures and accrued
                            interest
                            Issuance of stock warrants in                   600           -           -
                            connection with convertible preferred
                            stock
                            Issuance of stock warrants for debt             306           -           -
                            extinguishment
                            Issuance of stock warrants in                    62           -           -
                            connection with convertible debt
                            Trade credits received as payment on              -           -         666
                            accounts receivable
                          -----------------------------------------------------------------------------

9. Related Party            The Company recorded revenue of $100,000 from the sale of a software
   Transactions             license to a stockholder during 1998. There were no material sales to stockholders or other related parties during 1999 or 1997.

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                     Notes to Consolidated Financial Statements


10. Significant             As of December 31, 1999, one customer accounted for 85% of total accounts
    Customers               receivable and as of December 31, 1998, one customer accounted for 16%
                            of total accounts receivable.  For the year ended December 31, 1999, two customers accounted for 47% and 14% of total revenues.  For the year ended December 31, 1997, one customer accounted for 21% of total revenues.

11. Geographic              For purposes of allocating sales by geographic area, the Company uses the
    Segments                physical location of its customers as its basis.

                            Year Ended December 31,                        1999        1998        1997
                          -----------------------------------------------------------------------------
                                                                            Dollars in Thousands

                            Sales By Geographic Area:
                             Domestic (Israel)                           $   53     $   526      $  650
                             North America                                  794       1,326       1,197
                             Other                                          867          97       1,278
                          -----------------------------------------------------------------------------

                                                                         $1,714     $ 1,949      $3,125
                          -----------------------------------------------------------------------------

12. Subsequent              Business Acquisition
    Event
                            On January 14, 2000, the Company acquired all of the capital stock of
                            Star+Globe Technologies Pte. Ltd. ("Star+Globe"), a privately-held
                            Singapore company, in a transaction valued at approximately $6.5 million.
                            As a result of the acquisition, Star+Globe will operate as a wholly-owned subsidiary of the Company.

                            In consideration for the Star+Globe stock, the Company may issue up to
                            33,673,361 shares of its common stock valued at $4,734,475 ($0.14 per share quoted market price).  At the closing, the Company issued an aggregate of 30,306,025 shares of its common stock (the "Closing
                            Consideration"), and was required to issue up to 3,367,336 additional shares of its common stock (the "Holdback Shares") within  ninety (90)
                            days  of  January 14, 2000.  The Holdback  Shares may be reduced by any indemnification claims pursuant to the

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                     Notes to Consolidated Financial Statements


                            provisions of the Agreement.  The Company has agreed to use its best efforts to register, in calendar year 2000, all of the common stock issued as consideration.

                            In connection with the transaction, the Company has also agreed to provide a non-qualified share option plan for employees and a director of
                            Star+Globe wherein stock options have been granted to such employees and director to purchase an aggregate of 2,266,639 the Company's common stock valued at $1,735,183 using the Black-Scholes options pricing model at an exercise price of $0.093 per share.  The stock options are exercisable immediately and expire on January 15, 2001.

                            The acquisition was recorded using the purchase method of accounting by which the assets were valued at fair market value at the date of acquisition.  Based upon the contingency related to the Holdback Shares as described above, the value of the acquisition consideration may decrease up to approximately $473,000.

                            The following unaudited pro forma information presents the consolidated results of the operations of the Company as if the acquisition of Star+Globe occurred on
                            January 1, 1999. The unaudited pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future.

                            Year Ended December 31,                             1999
                            -----------------------------------------------------------------
                                                                         Dollars in Thousands

                            Revenues                                            $  2,823

                            Loss before extraordinary item                      $ (4,554)

                            Net Loss                                            $ (3,669)

                            Basic and diluted net loss per share:
                            Before extraordinary item                         $  (0.06)
                            Net loss per share                                $  (0.07)

                            Basic and diluted weighted average
                              number of shares outstanding                        64,080


13. Fourth                  The Company recorded in the fourth quarter of 1999 certain adjustments relative to
    Quarter                 non-cash interest expense related to a convertible debenture amounting to
    Adjustments             $600,000 and an adjustment to reduce the Company's extraordinary gain from debt extinguishment due to the change in the valuation of the warrants issued in connection with the debt extinguishment amounting to $232,471.
                            Of the aggregate amount, $432,472 and $399,999 relate to the first and second quarters, respectively.  The Company will file an amended Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999.

                                                               LanguageWare.net
                                                                 (Company) Ltd.

                                     Notes to Consolidated Financial Statements

14. Valuation and
    Qualifying                                            Balance at              Deductions   Balance
    Accounts                                              Beginning    Charge to      and     at End of
                                                          of Period    Expense    Write-Offs    Period
                          -----------------------------------------------------------------------------
                            Year Ended December 31, 1999
                            Allowance for doubtful            $  192     $   73    $  (152)      $  113
                            accounts
                            Allowance for sales returns       $   27     $    -    $   (27)      $    -

                            Year Ended December 31, 1998
                            Allowance for doubtful            $   63     $  218    $   (89)      $  192
                            accounts
                            Allowance for sales returns       $    -     $   27    $     -       $   27

                            Year Ended December 31, 1997
                            Allowance for doubtful            $1,109     $  209    $(1,255)      $   63
                            accounts
                            Allowance for sales returns       $1,136     $    -    $(1,136)      $    -
                          -----------------------------------------------------------------------------

Item 9.  Disagreements on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company as of the date of this filing and their respective ages and positions with the Company are set forth below. Biographical information is also set forth below. The officers hold office until the next Annual Meeting or until their successors are appointed by the Board of Directors.

Name                     Age       Position
----                     ---       --------
Fred A. Snow             62        Chairman of the Board

Todd A. Oseth            38        President, Chief Executive Officer and Director

Esther Dyson             46        Director

Francis Vanderhoydonck   41        Director

Thomas Denys             32        Director

Jonathan M. Thomas       45        Director

Juzar Motiwalla          49        Director

Harold L. Covert         53        Director

Robert V. Antoniazzi     44        Vice President - Marketing

Thomas E. Groff          55        Vice President - Sales

Wilson Lee               42        Vice President - Research & Development

Thomas B. Foster         53        Chief Financial Officer and Secretary

Fred A. Snow was appointed Chairman of the Board on January 21, 2000. He is a partner with Singapore-based venture capital fund TDF Management. Mr. Snow has held top management positions in high technology companies operating in the USA, Europe, Asia and Latin America for the past 30 years. Most recently he served as executive vice president of worldwide operations for Adobe Systems Inc. Prior to his work with Adobe Systems, he served as president and CEO for Vector Graphic Inc. and TransImage Corporation. He also has worked as vice president of western operations for Businessland and senior vice president with Tech Data Corporation.

Todd A. Oseth was appointed President and Chief Executive Officer of the Company on February 6, 1997. He also served as Chairman of the Company from October 8, 1998 until Mr. Snow's appointment in January. Prior to joining the Company, Mr. Oseth served as Vice President, Business Development of Sony Information Technologies of America. From 1989 to 1995, he served in various senior managerial capacities, including two years as President of Enhanced Memory Systems, Inc., a subsidiary of Ramtron International Corp. He holds a B.S. degree in Electrical Engineering and Computer Science from the University of Minnesota and an M.B.A. degree from the University of St. Thomas.

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

Francis Vanderhoydonck has served as a Director of the Company since March 1999. Mr.Vanderhoydonck has served as President and Managing Director of Lernout & Hauspie Investment Company ("LHIC") since its incorporation. Prior to joining LHIC, Francis Vanderhoydonck worked at the Generale Bank, Belgium's largest bank, since 1986 where he became the head of Corporate & Investment Banking in 1995.

Thomas Denys was appointed a Director on January 21, 2000. He is a partner and managing director of Lernout & Hauspie Investment Company N.V. (LHIC). Mr. Denys has been a partner and managing director of LHIC since its incorporation and was formerly senior associate at Loeff Claeys Verbeke, a Benelux-based law firm, where he was active in developing the company's business and finance department. LHIC, LanguageWare.net's single largest shareholder, is an investment vehicle of Lernout & Hauspie Speech Products N.V., a worldwide leader in speech and linguistic technologies, products and services.

Jonathan M. Thomas was appointed a Director on January 21, 2000. He is president of Denver-based Vulcan Investments, Inc., which is a Registered Investment Advisor. His expertise is to identify direct equity investment alternatives for high, net worth individuals and institutions across the world. Mr. Thomas works with other financially sophisticated families who possess high-level business contacts and strategic skill sets.

Juzar Motiwalla (PhD, Wisconsin) was appointed a Director on January 21, 2000. He is the chief executive officer of Kent Ridge Digital Labs ("KRDL"), a 350 person high-tech incubator in Singapore. Dr. Motiwalla is a member of the board of directors of several ventures, including ThirdVoice, PixAround.com, KRIS Informatics and DigiSafe, and he has led the development of several international research ventures, including those with Apple,Ericsson, HP, IBM, and Johns Hopkins. Dr. Motiwalla was instrumental in the development of the Singapore Information Technology Plan and is leading Singapore's research efforts in new information and networking technologies.

Harold L. Covert was appointed as an outside Director by the board on February 17, 2000. He is a finance veteran who is currently chief financial officer of RedHat.com. Mr. Covert brings more than twenty years of experience in strategic management, operations, and information systems. Prior to joining RedHat, Mr. Covert was executive vice president and Chief Financial Officer for Adobe Systems, Inc. and prior to that he held a similar position for a business unit of Philips Electronics, NV, a $40 billion Dutch electronics company.

Robert V. Antoniazzi has been Vice President of Marketing for the Company since June 1997. Prior to joining the Company, he was the Managing Director and Co-founder of GlobalKey Inc., an Internet-based secure communications technology developer and provider. In addition, he has served in senior sales, marketing, and general management positions for several start-up companies to establish their European offices and operations.

Thomas E. Groff has been vice president of sales since January 1, 2000. Mr. Groff has held top sales management positions in high technology companies operating in the USA, Europe and Asia for the past 21 years. Most recently he served as Vice President Sales Star+Globe Technologies Pte Ltd. Prior to his work with Star+Globe, Mr. Groff served as Director of Channel Development Worldwide for Novell Inc., Mr. Groff has also held sales and management positions with IBM and Xerox.

Wilson Lee has been Vice President of Research and Development since the acquisition of Star+Globe Technologies Pte Ltd. on January 14, 2000 where he was the chief architect and visionary. Previously, Mr. Lee was Manager of Development and Support for SingaLab Pte Ltd., a joint venture company from the Institute of Systems Science (now known as Kent Ridge Digital Labs) and was the senior systems specialist at Nixdorf Computers. Lee has a Master of Science degree in Computer Science from Oklahoma State University.

Thomas B. Foster was appointed Chief Financial Officer of the Company on January 3, 2000. For two years prior to joining the Company, Mr. Foster was a financial and accounting systems consultant for the service and energy industries. In addition, he has served in various senior management positions for The Concord Group of Companies, a privately held company, which generated annual sales of $500 million. With subsidiaries of The Concord Group of Companies, Mr. Foster served two years as President of Colorado Incineration Services, Inc., and six years as Vice President of Finance of Greenwood Holdings Inc. He is a CPA and holds a B.S. degree in Business Administration-Accounting from Colorado State University.

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and greater than 10% beneficial shareholders, the Company believes that during the year ended December 31, 1999, all persons subject to the reporting requirements of Section 16(a) filed the required reports timely.

Item 11. Executive Compensation

                          Summary Compensation Table

The following table sets forth information in respect to the compensation of the Chief Executive Officer and the Company's other most highly compensated executive officer who had annual compensation in excess of $100,000.

                                                                                          Long-Term
                                                                                        Compensation
                                                                                           Awards
                                                                                        ------------
                                                                                          Number of
                                                                                         Securities
                                                                       Other Annual      Underlying            All Other
                                 Year      Salary           Bonus      Compensation        Options           Compensation
                                 ----      ------           -----      ------------        -------           ------------
Todd A. Oseth                    1999    $200,000  (1)      $   -      $      -          1,000,000  (2)       $      -
  President & CEO                1998    $199,998           $   -      $      -            812,000  (2)       $      -
                                 1997    $181,153           $   -      $      -               -               $ 102,905  (4)

Robert V. Antoniazzi             1999    $114,750           $   -      $      -            300,000  (3)       $      -
  Vice President, Marketing      1998    $120,000           $   -      $      -             45,000  (3)       $      -
                                 1997    $ 90,000           $   -      $      -             40,000  (3)       $      -

 ----------------------------------------

(1) The Board of Directors, at a meeting held February 17, 2000, extended the employment contract of Mr. Oseth for a period of one year at an annual salary of $250,000 with an immediate bonus of $75,000. In addition, the Board of Directors approved an increase in the number of ordinary shares to be issued under the CEO Share Option Plan (1999) from 2,000,000 shares to 5,000,000 shares and approved a grant of options to Mr. Oseth to purchase 3,000,000 ordinary shares at an exercise price equal to 100% of the fair market value as of February 17, 2000. The increase in the authorized shares of the CEO Share Option Plan and the grant of options to Mr. Oseth are subject to the approval of the shareholders of the Company at their next regular or extraordinary meeting.
(2) Options to purchase 1,812,000 Ordinary Shares were granted to Mr. Oseth by the Board of Directors on July 20, 1998 and March 23, 1999 respectively and approved by shareholders at the Company's 1999 Annual Shareholders' Meeting.
(3) Options to purchase ordinary shares were granted to Mr. Antoniazzi in the years indicated under the Company's Employee Share Option Plan
         (1995), which grants were approved by the Board of Directors.
(4) Includes reimbursement of expenses associated with the relocation of Mr. Oseth's household in accordance with his employment agreement.

The following table sets forth information concerning individual grants of stock options made pursuant to the Company's Employee Share Option Plan (1995) and CEO Share Option Plan (1999) during 1999 to each of the named executive officers and the potential realizable value for the stock options based on future appreciation assumptions. There can be no assurance that the values shown in this table will be achieved. No stock appreciation rights ("SARs") were granted in 1999.

                                                    Option Grants in 1999

                                                                                                  Potential Realizable Value
                                 Number of              % of Total                                 Assumed Annual Rates of
                           Securities Underlying      Options Granted     Exercise                  Stock Price Appreciation
                              Options Granted          to Employees        Price     Expiration       for Option Term  (1)
                                                                                                      --------------------
                                    (#)                   in 1999           ($)         Date         5%($)          10%($)
                           ---------------------          -------          ------       ----         -----          ------
Todd A. Oseth                    1,000,000                 25.2%           $ 0.16     3/22/04       $47,900        $101,300

Robert V. Antoniazzi              300,000                   7.6%           $ 0.16     3/22/04       $14,370        $30,390

_____________________
(1) Amounts reported in these columns show hypothetical gains that may be realized upon exercise of the options, assuming the market price of common stock appreciates at the specified annual rates of appreciation, compounded annually over the term of the options. These numbers are calculated based upon rules promulgated by the SEC. Actual gains, if any, depend on the future performance of the Company's Ordinary Shares and overall market conditions.

The following table summarizes for each of the named executive officers, the total number of unexercised outstanding options to purchase Ordinary Shares as of December 31, 1999, and the aggregate dollar value of unexercised in-the-money options to purchase Ordinary Shares, if any, held by them at December 31, 1999. The value of unexercised in-the-money options at fiscal year-end is the difference between the exercise price of such options and the market value of the underlying Ordinary Shares at the close of business on December 31, 1999.

                                    Number of Securities
                                   Underlying Unexercised             Value of Unexercised
                                   Options/SARs at Fiscal             In-the-Money Options
                                         Year-End                        Fiscal Year-End
                                ---------------------------        --------------------------
             Name               Exercisable   Unexercisable        Exercisable  Unexercisable
             ----               -----------   -------------        -----------  -------------
Todd A. Oseth                      874,667       937,333             $499,867     $593,733

Robert V. Antoniazzi               171,667       213,333             $104,594     $144,187


                             Employment Agreements

The Company has an employment agreement with Todd A. Oseth for a three-year term beginning on February 6, 1997, which is terminable upon three months notice at the option of the Company. The agreement provides that Mr. Oseth receive an annual salary of $200,000, together with employee benefits granted by the Company to its senior managerial personnel. The Board of Directors, on February 17, 2000, extended the employment agreement for a period of one year at an annual base salary of $250,000 with an immediate bonus of $75,000. The agreement contains provisions prohibiting Mr. Oseth from competing with the Company for a two-year period following termination of employment and requiring him not to disclose confidential or proprietary information of the Company for a six-year period following termination of employment.

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

As of December 31, 1999, there are 600,000 Ordinary Shares reserved for issuance under the Company's Non-Employee Share Options Plan (1998). As of March 15, 2000, options to purchase 402,000 Ordinary Shares are outstanding under the Company's Non-Employee Share Option Plan (1998). On February 17, 2000, the Board of Directors approved an increase in the number of ordinary shares authorized to be issued under the Non-Employee Share Option Plan (1998) from 600,000 shares to 2,600,000 shares, and approved a grant of stock options to its current Chairman, Fred Snow, to purchase 2,000,000 ordinary shares at an exercise price equal to 100% of the fair market value of the Company's ordinary shares as of February 17, 2000. The increase in the number of authorized shares of the Non-Employee Share Option Plan (1998) and the grant of options to Mr. Snow are subject to the approval of the shareholders of the Company at their next regular or extraordinary meeting.

Information Concerning the Board of Directors and Board Committees:

                            Meetings and Committees

During 1999, the Board of Directors held 8 meetings and took actions by unanimous consent 8 times. Robert Kutnick missed 3 meetings prior to his resignation on January 21, 2000.

There were a number of changes to the board within the last year. Robert Rosenschein and Mark Tebbe resigned from the board on January 26, 1999, and Chantal Mestdagh and Robert Kutnick resigned from the board on January 21, 2000 to pursue other personal and business commitments. Francis Vanderhoydonck was appointed on March 3, 1999 as the Lernout & Hauspie Investment Company representatives after its March 3, 1999 short-term loan to the Company. Fred Snow was appointed Chairman of the Board on January 21, 2000. Thomas Denys was appointed January 21, 2000 to replace Robert Kutnick as the Lernout & Hauspie Speech Products representative. Jonathan Thomas was appointed January 21, 2000.

During 1998, the Board of Directors combined its three special committees into one Executive, Audit and Compensation Committee. The members appointed to this committee were Roger Cloutier, Esther Dyson and Mark Tebbe. Upon the resignations of Roger Cloutier in October 1998 and Mark Tebbe in January 1999, Robert Kutnick was appointed to this committee. The committee met one time during 1999.

The current members of the Executive, Audit and Compensation Committee are Fred Snow, Esther Dyson, and Thomas Denys. The role of the committee is:

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

Report of the Compensation and Share Option Committee of the Board of Directors:

The Compensation and Share Option Committee was responsible for overseeing and administering executive compensation decisions, for administering the Company's Employee Share Option Plans, and for making option grants to employees of the Company thereunder. During 1998, the Compensation and Share Option Committee of the Board of Directors was composed of Esther Dyson and Robert Kutnick, both independent, outside directors. During 1999, the duties and responsibilities of the Compensation and Share Option Committee was assumed by a combined Executive, Audit and Compensation Committee whose current members are Fred Snow, Esther Dyson and Thomas Denys (the "Committee").

Executive compensation decisions are made by the Committee and are designed to serve the interest of the Company and its shareholders and to encourage and reward management initiative and good performance. Specifically, executive compensation decisions are made to:

    (1) implement compensation practices which allow the Company to attract and retain highly qualified executives and maintain a competitive position in the executive marketplace with employers of comparable size and in similar lines of business;

     (2) enhance the compensation potential of executives who are in the best position to contribute to the development and success of the Company by providing the flexibility to compensate individual performance; and

     (3) directly align the interests of the executives with the long-term interest of the shareholders and the Company through compensation opportunities in the form of share option grants vesting over a three-year period.

These objectives are met through a combination of base salary, annual cash incentive awards based upon the annual operating performance of the Company, and long-term incentive opportunities which, to date, have been in the form of incentive share option grants.

Salary

The Committee considers, on an annual basis, salary for the Company's executive officers, including those named in the Summary Compensation Table. Any salary adjustments are designed to reflect internal comparability and organizational considerations, as well as competitive data provided by independent external information.

Incentive Awards

Executive officers are eligible for cash awards annually based upon financial and non-financial results. For the year ended December 31, 1999, no cash incentive awards were granted. On February 17, 2000 the Board of Directors approved a cash incentive to Todd A. Oseth, President and CEO, in the amount of $75,000. Any further cash incentive awards during 2000 will be based upon pre-established performance targets and objectives.

Share Option Grants

Executive officers may receive grants of options pursuant to the Company's Employee Share Option Plan (1995) and the CEO Share Option Plan (1999). During 1999 executive officers were granted options as set forth in the Summary Compensation Table.

Chief Executive Officer Compensation

During 1999, Todd Oseth received annual compensation as President and Chief Executive Officer, pursuant to the terms of an employment agreement, as set forth in the Summary Compensation Table.

                  THE COMPENSATION AND SHARE OPTION COMMITTEE

                            Fred Snow (Chairperson)
                            Esther Dyson
                            Thomas Denys

Compensation Committee Interlocks and Insider Participation

Mr. Snow, Ms. Dyson and Mr. Denys each served as a member of the Compensation and Share Option Committee. Neither Mr. Snow, Ms. Dyson nor Mr. Denys served as a member of the compensation committee of another entity so as to create any compensation committee interlock or served as an officer of the Company or any of its subsidiaries so as to create any insider participation.

Shareholder Return Performance Graph

The following graph compares the cumulative total shareholder return of the Ordinary Shares against the cumulative total return of the Russell 2000 Index and the Russell 2000 Technology Index for the period commencing as of the close of trading on July 20, 1995 (the effective date of the registration of the Ordinary Shares under Section 12 of the Exchange Act). As the Ordinary Shares began trading on July 21, 1995, the price of the Ordinary Shares in the graph below as of the close of trading on July 20, 1995 is assumed to be the initial public offering price.

     The graph assumes that $100 was invested July 20, 1995 in each of the Ordinary Shares, the Russell 2000 Index and the Russell 2000 Technology Index and that all dividends, if any, were reinvested. Figures for the Company have been restated to show the effect of the 3 for 2 stock split in June 1996.

Comparison of Total Return of the Company, Russell 2000 Index and Russell 2000 Technology Index


         [GRAPHIC APPEARS HERE]


The chart is presented in accordance with the requirements of the U.S. securities laws. Shareholders are cautioned against drawing any conclusion from the data contained therein, as past results are not necessarily indicative of future performance. This chart in no way reflects the Company's forecast of future financial performance.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Set forth below is certain information with respect to the beneficial ownership of the Company's voting securities as of March 15, 2000 by (i) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Series C Preferred Shares, Series D Preferred Shares, and Ordinary Shares and Units, all of which comprise the Company's voting securities, (ii) each director and named executive officer of the Company and (iii) all executive officers and directors of the Company as a group. As of March 15, 2000, there were 4,000 Series C Preferred Shares outstanding convertible at any time into 8,888,889 Ordinary Shares, 2,844,874 Series D Preferred Shares outstanding convertible at any time into 2,844,874 Ordinary Shares, and 83,187,982 Ordinary Shares outstanding (including 2,000 Ordinary Shares that are part of Units).

                                                       Amount and Nature of
                                                       Beneficial Ownership
                                                       --------------------
Name of Beneficial Owner/(1)//(2)/                       Number         Percent
----------------------------------                       ------         -------

Lernout & Hauspie Investment Company, N.V.                14,110,062/(3)/    14.5%
     Sint- Krispijnstraat 7
     8900 Ieper, Belgium

Lernout & Hauspie Speech Products, N.V.                   13,333,333/(4)/    13.8%
     Sint- Krispijnstraat 7
     8900 Ieper, Belgium

Technology Fund II Pte Ltd                                 7,082,051/(5)/     7.8%
     9 Scotts Road, #06-01 Pacific Plaza
     Sinapore 228210

Technology Fund Pte Ltd                                    6,420,249/(6)/     7.2%
     9 Scotts Road, #06-01 Pacific Plaza
     Sinapore 228210

KRDL Holdings Pte Ltd                                      6,420,249/(7)/     7.2%
     21 Heng Mui Keng Terrace
     Sinapore 119613

Vertex Technology Fund Ltd                                 5,313,712/(8)/     6.0%
     77 Science Park Drive, #01-15 Cintech III
     Sinapore 118256

Jonathan M. Thomas                                         3,915,520/(9)/     4.5%
     1601 Arapahoe Road, #700
     Denver, Colorado 80202

Todd A. Oseth                                                924,000/(10)/    1.1%

Fred Snow                                                    225,000/(11)/    0.3%

Esther Dyson                                                  77,000/(12)/    0.1%
     Edventure Holdings, Inc.
     104 Fifth Avenue
     New York, New York 10011

Francis Vanderhoydonck                                           */(13)/        0%
     Sint- Krispijnstraat 7
     8900 Ieper, Belgium

Thomas Denys                                                     */(14)/        0%
     Sint- Krispijnstraat 7

__________________________


     8900 Ieper, Belgium

Wilson Lee                                                 513,620/(15)/      0.6%

Robert V. Antoniazzi                                       271,667/(16)/      0.3%

Thomas E. Groff                                            128,406/(17)/      0.2%

All Executive Officers and Directors as a Group          6,105,213/(18)/      6.8%
  (9 persons)

__________________________

     (1) Unless otherwise indicated the address of each beneficial owner identified is 102 South Tejon, Suite 320, Colorado Springs, Colorado 80903.
     (2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or Series C and D Preferred Shares convertible into Ordinary Shares that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days of March 15, 2000 have been exercised or converted.
     (3) Includes warrants to purchase 3,000,000 Ordinary Shares; options to purchase 100,000 Ordinary Shares granted to two of its employees who sit on the Company's Board of Directors (Ms Mestdagh, who resigned January 21, 2000, and Mr. Vanderhoydonck); assumes conversion of 2,844,874 Series D Preferred Shares which would be convertible at any time into 2,844,874 Ordinary Shares; and assumes the issuance of 216,088 "holdback" shares from the investment in the Company's purchase of Star+Globe Technologies Pte Ltd. on January 14, 2000. The "holdback" shares will be issued April 14, 2000 pending any idemnification claims allowed under the provisions of the Stock Purchase Agreement.
     (4) Assumes conversion of 4,000 Series C Preferred Shares into 8,888,889 Ordinary Shares and includes warrants to purchase an aggregate of 4,444,444 Ordinary Shares.
     (5) Includes 371,773 "holdback shares" from the investment in the Company's purchase of Star+Globe Technologies Pte Ltd. on January 14, 2000. Venture TDF Pte Ltd. is the investment manager of Technology Fund II Pte Ltd. and Technology Fund Pte Ltd. and may be deemed to share with these Funds the power to vote or direct the vote and to dispose or to direct the disposition of the Ordinary Shares of which the Funds are beneficial owners.
     (6) Includes 642,025 "holdback shares" from the investment in the Company's purchase of Star+Globe Technologies Pte Ltd. on January 14, 2000. Venture TDF Pte Ltd. is the investment manager of Technology Fund Pte Ltd. and Technology Fund II Pte Ltd. and may be deemed to share with these Funds the power to vote or direct the vote and to dispose or to direct the disposition of the Ordinary Shares of which the Funds are beneficial owners.
     (7) Includes 642,025 "holdback shares" from the investment in the Company's purchase of Star+Globe Technologies Pte Ltd. on January 14, 2000.
     (8) Includes 424,590 "holdback shares" from the investment in the Company's purchase of Star+Globe Technologies Pte Ltd. on January 14, 2000.

_________________________

     (9) Mr. Thomas was appointed to the Board of Directors on January 21, 2000. He is the President of Vulcan Investments, Inc., which owns 740,917 Ordinary Shares of the Company and, as an affiliate of Mr.Thomas, are included in the beneficial interest of Mr. Thomas.
     (10) Includes options to purchase 908,000 Ordinary Shares representing the exercisable portion of options granted to Mr. Oseth by the Board of Directors and approved by the shareholders.
     (11) Includes options to purchase 225,000 Ordinary Shares representing the exercisable portion of options granted to Mr. Snow by the Board of Directors.
     (12) Includes options to purchase 77,000 Ordinary Shares.
     (13) Mr. Vanderhoydonck is the President and Managing Director of and one of the two designees to the Company's Board of Directors for Lernout & Hauspie Investment Company. In connection with being appointed to the Board of Directors, Mr. Vanderhoydonck was granted options to purchase 50,000 Ordinary Shares, the options of which have been issued in the name of Lernout & Hauspie Investment Company in accordance with Belgian law. Mr. Vanderhoydonck disclaims beneficial ownership of the equity securities owned by Lernout & Hauspie Investment Company.
     (14) Mr. Denys was appointed to the Board of Directors on January 21, 2000, replacing Ms. Chantal Mestdagh, who resigned on the same date, as one of the two designees to the Company's Board of Directors for Lernout & Hauspie Investment Company.
     (15) Includes options to purchase 513,620 Ordinary Shares.
     (16) Includes options to purchase 271,667 Ordinary Shares.
     (17) Includes options to purchase 128,406 Ordinary Shares.
     (18) Includes options to purchase 2,173,693 Ordinary Shares.

As of March 15, 2000, Cede & Co. held of record 29,080,935 Ordinary Shares and Units (approximately 35% of the total number of Ordinary Shares outstanding including Ordinary Shares which are part of Units). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

Item 13.  Certain Relationships and Related Transactions

On February 19, 1999, Lernout & Hauspie Investment Company, N.V. ("LHIC"), an affiliate of Lernout & Hauspie Speech Products, N.V. which is a beneficial owner of more than 5% of the Company's Ordinary Shares, made a short term loan to the Company in the amount of $600,000. The loan matured on June 30, 1999 at which time LHIC elected to convert the principal and accrued interest into Series D Preferred Shares of the Company at a price per share of eighty-five percent (85%) of the average closing bid price of the Company's Ordinary Shares for twenty (20) trading days prior to March 12, 1999. Additionally, in connection with the short-term loan the Company issued to LHIC warrants to purchase 3.0 million Ordinary Shares of the Company at a price equal to the average trading price for twenty (20) trading days prior to February 19, 1999.

On November 15, 1999, LHIC, an affiliate of Lernout & Hauspie Speech Products, N.V. which is a beneficial owner of more than 5% of the Company's Ordinary Shares, purchased two convertible debentures from the Company in the amount of $500,000 each for a total of $1,000,000. LHIC had the right to assign one of the $500,000 debentures, which it elected to do February 3, 2000. The assignment of the debenture by LHIC to the assignees, some of which are holders of 5% or greater of the Company's voting securities, is described in the table presented below. The convertible debentures were to mature on May 31, 2000 accruing interest at an annual percentage rate equal to two (2) percent above prime rate as determined by the Wall Street Journal. At any time after March 1, 2000, LHIC had a right to convert all or any portion of the outstanding principal amount of the debentures and any accrued but unpaid interest on the debentures into the Company's Ordinary Shares at a price per share of $0.15. In addition, under terms of the debenture, if LHIC and its assigns elected to convert, they would receive warrants to purchase a number of Ordinary Shares equal to fifty percent (50%) of the number of shares issuable upon the conversion of the debentures, also at a price per share of $0.15. On February 15, 2000 the Company offered to allow LHIC and its assigns the option to convert all outstanding principal and accrued interest into Ordinary Shares on such date only if the warrants were exercised concurrent with such conversion. LHIC and its assigns agreed to the Company's offer and converted all principal and the accrued interest of $1,014,928 into 6,776,187 Ordinary Shares of the Company's stock. Simultaneously, pursuant to the terms of the debentures and the election of LHIC and its assigns, the Company issued 3,383,094 Ordinary Shares to LHIC and its assigns for the exercise of warrants for which the Company received $507,464. The following table sets forth the conversion transaction described in the above paragraph with LHIC and the assigns, some of which, as indicated, are beneficial owners of 5% or greater of the Company's voting securities:

                            Conversion of Debenture

                                                 Amount of
                                               Principal and      Number of       Exercise of Warrants
                                                                                  --------------------
                     Assignee                   Interest           Shares        Amount           Shares
                     --------                   --------           ------        ------           ------
Lernout & Hauspie Investment Company(1)        $   600,432       4,002,878     $  300,216       2,001,439
Vertex Technology Fund Ltd.(1)                 $   106,781         711,872     $   53,390         355,936
Technology Fund II Pte Ltd (1)                 $    85,425         569,498     $   42,712         284,749
Seed Ventures II Limited                       $    59,085         393,900     $   29,542         196,950
InfoTech Ventures Limited                      $    59,085         393,900     $   29,542         196,950
WIIG Global Ventures Pte Ltd.                  $    42,001         280,008     $   21,001         140,004
NIF Asian Pre-IPO Fund Limited                 $    26,695         177,968     $   13,348          88,984
Asia Pacific Ventures II Ltd.                  $    26,695         177,968     $   13,348          88,984
James L. Kelly                                 $     8,729          58,195     $    4,365          29,098
                                               -----------       ---------     ----------       ---------
                       Total                   $ 1,014,928       6,766,187     $  507,464       3,383,094

_______________________________________
(1)  Beneficial owners of more than 5% of the Company's Voting Securities.

On November 15, 1999 the Company entered into an agreement for the sale of a $250,000 convertible debenture to Technology Fund II Pte Ltd. ("Tech Fund II"), an affiliate of Technology Fund Pte Ltd which is a beneficial owner of more than 5% of the Company's Ordinary Shares at March 15, 2000, on substantially the same terms and conditions as the convertible debenture with LHIC. Tech Fund II was not obligated to remit the $250,000 to the Company until February 2, 2000, on which date it paid the Company the $250,000. On February 15, 2000 the Company offered to allow Tech Fund II the option to convert all outstanding principal and accrued interest into Ordinary Shares on such date only if the warrants were exercised concurrent with such conversion. Tech Fund II agreed to the Company's offer and converted all principal and the accrued interest, the total of which was $251,007, into 1,673,379 Ordinary Shares of the Company. Simultaneously, pursuant to the terms of the debenture agreement and upon the election of Tech Fund II, the Company issued 836,690 Ordinary Shares to Tech Fund II for the exercise of warrants for which the Company received $125,504 from Tech Fund II.

On July 14, 1999, the Company entered into a stock purchase agreement with a group of three investors whereby the investors purchased 2.4 million Ordinary Shares of the Company for $500,000. One of the investors was Jonathan M. Thomas who was appointed to the Company's Board of Directors on January

21, 2000, and together with his affiliated company, Vulcan Investments, Inc., is a less than 5% beneficial owner of the Company's Ordinary Shares at March 15, 2000. Pursuant to the terms of the agreement, Mr. Thomas and his assigns, were required to purchase an additional 7.1 million shares for $1,500,000 upon the Company obtaining a strategic partner and entering into a strategic alliance with such partner. In February 2000, the Company fulfilled its obligations under the terms of the agreement, and Mr. Thomas and his assigns purchased the remaining 7.1 million Ordinary Shares for $1,500,000, for which Mr. Thomas individually paid the Company $500,000 for 2,380,953 Ordinary Shares.

Mr. Jonathan Thomas is the President of Vulcan Investments, Inc., which loaned the Company $100,000 on October 12, 1999, evidenced by a Convertible Promissory Note (the "Note"). The principal balance of the Note accrued interest at the prime rate at the date of the Note plus 200 basis points. The principal balance, plus all accrued and unpaid interest was due and payable on December 31, 1999. Pursuant to the terms of the Note, Vulcan Investments, Inc. had the right at any time to convert all or any portion of the outstanding principal and unpaid interest into Ordinary Shares of the Company based on the average of the five
(5) lowest closing trading prices of the Company's Ordinary Shares between the date of the Note and the conversion date. On December 30, 1999, Vulcan Investments, Inc. converted all the unpaid principal and accrued interest totaling $102,247 into 740,917 Ordinary Shares of the Company.

The Company believes that the transactions referred to above were on terms no less favorable to the Company than terms that could have been obtained from unrelated third parties. Any future transactions between the Company and affiliated parties will be approved by a majority of the independent and disinterested directors, and under certain circumstances, by the audit committee or the shareholders, and will be on terms no less favorable than those that could have been obtained from unrelated third parties.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)  Financial Statements.
         --------------------

           See Index to Financial Statements and Financial Statements which appear under Item 8 herein.

     (2) Financial Statement Schedules.
         -----------------------------

           See Index to Financial Statements and Financial Statement Schedule which appear under Item 8 herein.


     (3) Exhibits

         3.1(a)    -  Memorandum of Association of Registrant (filed as Exhibit
                      3.1(a) to the Company's Registration Statement No. 33-
                      92754).*

         3.1(b)    -  Certificate of Name Change dated October 23, 1994 (filed as Exhibit 3.1(b) to the Company's Registration Statement
                      No. 33-92754).*

         3.1(c)    -  Certificate of Name Change dated April 23, 1995 (filed as
                      Exhibit 3.1(c) to the Company's Registration Statement No.
                      33-92754).*

         3.1(d)    -  Certificate of Name Change dated October 6, 1999 (filed as
                      Exhibit 99.1 to the Company's Form 8-K on October 18,
                      1999)*

         3.2(a)    -  Articles of Association of Registrant (filed as Exhibit
                      3.2 to the Company's Registration Statement No. 33-
                      92754).*

         3.2(b)    -  Authorization of Registration of Increase in Share Capital
                      dated July 18, 1999 (filed as Exhibit 3.2(b) to the
                      Company's Form 10Q on May 12, 1999)*

         4.1       -  Form of Ordinary Share Certificate (filed as Exhibit 4.1 to the Company's Registration Statement No. 33-92754).*

         4.2       -  Form of Underwriter's Warrant Agreement (filed as Exhibit
                      4.4 to the Company's Registration Statement No. 33-
                      92754).*

         4.3       -  Form of Bridge Financing Warrant dated as of May 22, 1995 between the Company and each of the Holders (filed as Exhibit 4.5 to the Company's Registration Statement No. 33-92754).*

         4.4       -  Form of Representative's Warrant Agreement, between the
                      Company and Sands Brothers & Co, Ltd., as representative of the several underwriters (filed as Exhibit 4.4 to the Company's Registration Statement No. 333-7637). *

------------------
* Incorporated by reference.

         4.5       -  Form of IMR Warrant dated as of November 22, 1996 between the Company and IMR Fund, L.P. (filed as Exhibit 4.5 to the Company's Registration Statement No. 333-7637).*

         4.6       -  Form of Redeemable Warrant Agreement dated as of November
                      22, 1996 between the Company, Sands Brothers & Co., Ltd., as representative of the several underwriters, and American Stock Transfer & Trust Company (filed as Exhibit
                      4.6 to the Company's Registration Statement No. 333-
                      7637).*

         4.7       -  Form of Redeemable Warrant Certificate (filed as Exhibit
                      4.6 to the Company's Registration Statement No. 333-
                      7637).*

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
                      Exhibit 4.1 to the Company's Form S-3 filed on November 6, 1997, Reg. No. 333-39697).*

______________
* Incorporated by reference.

         4.16      -  Form of Warrant to Lernout & Hauspie Speech Products, N.V.
                      (filed as Exhibit 4.16 to the Company's Form 10-Q on May 12, 1999)*

         4.17      -  Form of Warrant to L&H Investment Company, N.V. (filed as
                      Exhibit 4.17 to the Company's Form 10-Q on May 12, 1999)*

         4.18      -  Certificate of Designation for Series C Preferred Stock
                      (filed as Exhibit 4.18 to the Company's Form 10Q on November 12, 1999)*

         4.19      -  Certificate of Designation for Series D Preferred Stock
                      (filed as Exhibit 4.19 to the Company's Form 10Q on November 12, 1999)*

         10.1      -  Stock Purchase Agreement between IMR Investments V.O.F.
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

         10.5      -  Form of Registration Rights Agreements dated as of May 22,
                      1995 between the Company and each of the Holders (filed as Exhibit 10.5 to the Company's Registration Statement No. 33-92754).*

______________
* Incorporated by reference.

         10.6(a)    -  Employee Share Option Plan (1995) (filed as Exhibit
                       10.7(a) to the Company's Registration Statement No. 33-
                       92754).*

         10.6(b)    -  Amended and Restated Employee Share Option Plan (1995)
                       (filed as Exhibit 4.2 to the Company's Registration
                       Statement No. 333-04285).*

         10.6(c)    -  Non-Employee Director Share Option Plan (1995) (filed as
                       Exhibit 10.7(b) to the Company's Registration Statement
                       No. 33-92754).*

         10.6(d)    -  Amended and Restated Non-Employee Share Option Plan
                       (1995) (filed as Exhibit 4.2 to the Company's
                       Registration Statement No. 333-07965).*

         10.6(e)    -  Amended and Restated Non-Employee Share Option Plan
                       (1995) (filed as Exhibit 10-6(e) to the Company's Form
                       10-K on March 31, 1998).*

         10.6(f)    -  CEO Share Option Plan (1997) (filed as Exhibit 10.6(f) to the Company's Form 10-K on March 31, 1998).*

         10.6(g)    -  Non-Employee Share Option Plan (1998) (filed as Exhibit B to the Company's Form 14-A on April 29, 1998)*

         10.6(h)    -  CEO Share Option Plan (1999) (filed as Exhibit 10.6(f) to the Company's Form 10-Q on August 11, 1999)*

         10.6(i)    -  LanguageWare.net (Company) Ltd. Star+Globe Share Option
                       Plan (2000)

         10.7(a)    -  Employment Agreement between the Company and Robert S.
                       Rosenschein, dated July 26, 1995 (filed as Exhibit 10-
                       7(a) to the Company's Form 10-K on April 1, 1996).*

         10.7(b)    -  Employment Agreement between the Company and Todd A.
                       Oseth, dated February 3, 1997 (filed as exhibit 10.7(b) to the Company's Form 10-K on March 31, 1998).*

         10.7(c)    -  Employment Agreement between the Company and Herbert
                       Zlotogorski, dated July 26, 1995 (filed as Exhibit 10-
                       7(c) to the Company's Form 10-K on April 1, 1996).*

         10.7(d)    -  Employment Agreement between the Company and Jeffrey
                       Rosenschein, dated July 26, 1995 (filed as Exhibit 10-
                       7(d) to the Company's Form 10-K on April 1, 1996).*

         10.8       -  Consulting Agreement, dated August 4, 1997, between the
                       Company and Investor Resource Services, Inc. (filed as
                       Exhibit 4.1 to the Company's Registration Statement filed on October 16,1 997, Reg. No. 333-38043).*

         10.9       -  Amendment to the Consulting Agreement, dated January 30,
                       1998, between Company and Investor Resource Services, Inc. (filed as Exhibit 10-9 to the

________________
* Incorporated by reference.

                       Company's Form 10-K on March 31, 1998).*

         10.10      -  Shareholders Agreement by and between Accent Software
                       International Limited and Gilad Zlotkin, dated February 21, 1996 (filed as Exhibit 10.10 to the Company's Form 10-K on April 1, 1996).*

         10.11      -  Debenture between the Company and Bank Leumi (filed as
                       Exhibit 10.11 to the Company's Registration Statement No. 333-7637).*

         10.12      -  Agreement between the Company and The Bank for Industrial
                       Development (filed as Exhibit 4-1 to the Company's Form S-3 on August 4, 1998)*

         10.13      -  Stock Purchase Agreement between the Company and Gotham
                       Bay partners LLC dated July 14, 1999 (filed as Exhibit
                       10.13 to the Company's Form 10-Q on August 11, 1999)*

         10.14      -  Stock Purchase Agreement, dated as of January 14, 2000, by and among LanguageWare.net (Company) Ltd., Star+Globe Technologies Pte. Ltd., Technology Fund Pte. Ltd., KRDL Holdings Pte. Ltd., Technology Fund II Pte. Ltd., Seed Ventures II Limited, Info Tech Ventures Limited, Vertex Technology Fund Pte. Ltd., NIF Asian Pre-IPO Fund Limited, Asia-Pacific Ventures II Ltd., Virginia Cha, James L. Kelly, Lernout & Hauspie Investment Co., N.V. and WIIG Global Ventures Pte. Ltd. (filed as Exhibit 2 to the Company's Form 8-K on January 28, 2000)*

         21         -  Subsidiaries of Registrant

         27         -  Financial Data Schedule


(4)      Executive Compensation Plans and Arrangements.
         ---------------------------------------------

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

         CEO Share Option Plan (1999)

_____________
* Incorporated by reference.

         Employment Agreement between the Company and Todd A. Oseth, dated February 3, 1997.



(b)      Reports on Form 8-K.
         -------------------

         On October 18, 1999, the Registrant filed a Current Report on Form 8-K reporting that it had changed its name to "LanguageWare.net (Company) Ltd.".

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the dates indicated.

                                             LANGUAGEWARE.NET (COMPANY) LTD.

March 29, 2000                               By: /s/ THOMAS B. FOSTER
                                                 --------------------
                                                 Thomas B. Foster

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

Signature                                                       Title                            Date
---------                                                       -----                            ----
/s/ TODD A. OSETH                             President, Chief Executive Officer             March 29, 2000
--------------------------------
Todd A. Oseth                                 (principal Executive Officer), Director

/s/ ESTHER DYSON                              Director                                       March 29, 2000
--------------------------------
Esther Dyson

/s/ FREDERICK A. SNOW                         Interim Director and Chairman of the Board     March 29, 2000
--------------------------------
Frederick A. Snow

/s/ FRANCIS VANDERHOYDONCK                    Director                                       March 29, 2000
--------------------------------
Francis Vanderhoydonck

/s/ THOMAS DENYS                              Interim Director                               March 29, 2000
--------------------------------
Thomas Denys

/s/ JONATHAN M. THOMAS                        Interim Director                               March 29, 2000
--------------------------------
Jonathan M. Thomas

/s/ JUZAR MOTIWALLA                           Interim Director                               March 29, 2000
--------------------------------
Juzar Motiwalla

/s/ HAROLD L. COVERT                          Interim Director                               March 29, 2000
--------------------------------
Harold L. Covert

/s/ THOMAS B. FOSTER                          Principal Financial Officer                    March 29, 2000
--------------------------------
Thomas B. Foster