Form 10-Q/A
period 1999-03-31
LANGUAGEWARE NET CO LTD
filed 2000-05-01
CIK 945321

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                             --------------------

                                  FORM 10-Q/A

                              -------------------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 1999.

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________ to
     __________.


                        Commission file number: 0-26394



                      ACCENT SOFTWARE INTERNATIONAL LTD.
-----------------------------------------------------------------------------
                   (Exact Name of Registrant in its Charter)


             Israel                                        N/A
---------------------------------          ----------------------------------
 (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                    Identification No.)



       C/O Yigal Arnon & Co., 22 Rivlin Street, Jerusalem 91000, Israel
                              011-972-2-623-9200
-----------------------------------------------------------------------------
    (Address, Including Zip Code, and Telephone Number, Including Area Code
                 of Registrant's Principal Executive Offices.)


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

                          CONSOLIDATED BALANCE SHEETS
                     U. S. dollars and shares in thousands

                                                                                          March 31,     December 31,
                                                                                            1999           1998
                                                                                         ---------------------------
                                       Assets                                            (Unaudited)     (Audited)
Current Assets
       Cash and cash equivalents                                                           $    254      $    141
       Trade receivables, net of allowance of
       $102 in 1999 and $219 in 1998                                                            445           265
       Other receivables                                                                         26            91
       Prepaid expenses                                                                           -             5
       Inventories                                                                                -             7
                                                                                           --------      --------
              Total current assets                                                              725           509
Equipment
       Cost                                                                                     239           238
       Less - Accumulated depreciation                                                          221           198
                                                                                           --------      --------
              Equipment, net                                                                     18            40
Other Long Term Assets                                                                            -            50
                                                                                           --------      --------
              Total assets                                                                 $    743      $    599
                                                                                           ========      ========

              Liabilities and Shareholders' Deficit
Current Liabilities
       Short-term and current maturities of long-term debt                                 $    200      $  1,180
       Accounts payable and accrued expenses                                                    774           785
                                                                                           --------      --------
              Total current liabilities                                                         974         1,965

Accrued severance liability                                                                      16            15
                                                                                           --------      --------
              Total liabilities                                                                 990         1,980
                                                                                           --------      --------

Shareholders' Deficit
       Preferred Shares, par value NIS 0.01, authorized 10,000 shares,
       issued and outstanding 4 at March 31, 1999 and December 31, 1998                           -             -
       Ordinary Shares, par value NIS 0.01, authorized 65,000 shares, issued and outstanding 29,292 at March 31, 1999 and 29,223 at
       December 31, 1998                                                                         77            77
       Share premium                                                                         51,493        50,589
       Accumulated deficit                                                                  (51,817)      (52,047)
                                                                                           --------      --------
              Total shareholders' deficit                                                      (247)       (1,381)
                                                                                           --------      --------
              Total liabilities and shareholders' deficit                                  $    743      $    599
                                                                                           ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     (U.S. dollars and shares in thousands (except per share information)

                                                                          For the three months ended
                                                                                   March 31,
                                                                     ------------------------------------
                                                                           1999               1998
                                                                     ------------------------------------
                                                                        (Unaudited)         (Unaudited)

Net sales                                                                    $   471        $   705

Operating costs and expenses
  Cost of sales                                                                  243            206
  Product development costs                                                       21          1,125
  Marketing expenses                                                             130            458
  General and administrative expenses                                            505            712
                                                                             -------        -------

  Total operating costs and expenses                                             899          2,501
                                                                             -------        -------

Operating loss                                                                  (428)        (1,796)

Other Expense                                                                   (227)           (45)
                                                                             -------        -------

Loss before extraordinary item                                                  (655)        (1,841)

Extraordinary gain from debt extinguishment (less income
  taxes of $0)                                                                   885              -
                                                                             -------        -------

Net income (loss)                                                            $   230        $(1,841)
                                                                             =======        =======

Basic and diluted income (loss) per share:
       Loss before                                                           $ (0.02)        $(0.08)
       extraordinary item
       Extraordinary item                                                       0.03              -
                                                                             -------        -------
       Income (loss) per common share                                        $  0.01         $(0.08)
                                                                             =======        =======
          Basic and diluted weighted average number
            of common shares outstanding                                      29,292         22,792
                                                                             =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           U.S. dollars in thousands

                                                                                      For the three months ended
                                                                                                March 31,
                                                                              ----------------------------------------------
                                                                                      1999                       1998
                                                                              ----------------------------------------------
                                                                                   (Unaudited)               (Unaudited)
Operating activities
    Net income (loss)                                                                  $   230                   $(1,841)
    Adjustments to reconcile net income (loss)
       to net cash used in operating activities
       Depreciation and amortization                                                        23                       190
       Change in realizable value of trade credits                                          50                         -
       Change in allowance for doubtful accounts                                          (117)                       40
       Non-cash interest expense                                                           200                         -
       Extraordinary gain                                                                 (885)                        -
       Changes in assets and liabilities
         (Increase) decrease in trade receivables                                          (63)                     (184)
         (Increase) decrease in other receivables                                           65                       (76)
         Decrease in prepaid expenses                                                        5                       351
         Decrease in inventories                                                             7                        15
         Increase (decrease) in payables & accruals                                         (2)                       69
         Increase (decrease) in severance liability                                          1                        30
                                                                                       -------                   -------
    Net cash used in operating activities                                                 (486)                   (1,406)
                                                                                       -------                   -------

Investing activities
    Acquisition of equipment                                                                (1)                       (4)
                                                                                       -------                   -------
    Net cash used in investing activities                                                   (1)                       (4)
                                                                                       -------                   -------

Financing activities
    Repayment of bank loans                                                                  -                      (499)
    Loan proceeds                                                                          600                         -
                                                                                       -------                   -------
    Net cash provided by (used in) financing activities                                    600                      (499)
                                                                                       -------                   -------

Decrease in cash and cash equivalents                                                      113                    (1,909)
    Cash and cash equivalents, beginning of period                                         141                     2,499
                                                                                       -------                   -------
    Cash and cash equivalents, end of period                                           $   254                   $   590
                                                                                       =======                   =======
Supplemental Schedule of Non-Cash Investing and Financing Activities
    Issuance of stock warrants for debt extinguishment                                 $   306                   $     -
                                                                                       =======                   =======

  The accompanying notes are an integral part of these consolidated financial statements.

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            U.S. dollars in thousands, except per share information
                                  (Unaudited)

Note 1 -  RESTATEMENT

          During the completion of the Company's Form 10-K for the year ended December 31, 1999, the Company determined that it did not properly record certain debt and equity transactions.

          During 1997, the Company did not properly account for the intrinsic value of the beneficial conversion feature associated with the convertible debenture and warrants issued in August 1997 or the beneficial conversion feature and warrants associated with the November and December 1997 issuance of the convertible debentures, Series B convertible preferred shares and warrants.

          During 1998, the Company should have recorded $2,535 in deemed dividends associated with the beneficial conversion feature on the June 1998 issuance of the Series B convertible preferred shares and warrants.

          During January 1999, the Company determined that it did not properly record the value associated with the issue of stock warrants in connection with the debt extinquishment. In addition, the Company did not properly account for the intrinsic value of the beneficial conversion feature associated with the $600 short-term financing entered into during the first quarter of 1999.

          As a result of the above, the Company has restated the financial statements contained in the Form 10-Q for the three months ended March 31, 1999. For the three months ended March 31, 1999, the Company increased interest expense, included in other expense, from $11 to $211, decreased extraordinary gain on debt extinguishment from $1,117 to $885, decreased net income to $230 from $662, decreased basic and diluted income per common share to $.01 from $.02. As of March 31, 1999, the Company decreased share premium to $51,493 from $52,082, decreased accumulated deficit to $51,817 from $52,879, decreased warrants to $0 from $73, and decreased short-term and current maturities of long-term debt to $200 from $600. As of December 31, 1998, the Company decreased share premium to $50,589 from $52,082 and decreased accumulated deficit to $52,047 from $53,540.

Note 2 -  BASIS OF PRESENTATION

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

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            U.S. dollars in thousands, except per share information
                                  (Unaudited)

          audited financial statements and footnotes included in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998.


Note 3 -  GOING CONCERN

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

          In the first quarter of 1999, an extraordinary gain of $885 was recognized by the Company related to the extinguishment of $1,180 of long-term debt, plus $11 of accrued interest, in exchange for the issuance of a warrant to the lender to receive 2,448,000 shares of the Company's Ordinary Shares anytime after January 25, 2001, but before January 25, 2006(See Note 5).

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            U.S. dollars in thousands, except per share information
                                  (Unaudited)

          The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 4 -  LIQUIDITY

          As of March 31, 1999 and December 31, 1998, the Company had accumulated deficits of $51,817 and $52,047, respectively. For the three months ended March 31, 1999, the Company incurred a loss of $655 before the extraordinary gain from debt extinguishment mentioned above and recognizes that it may continue to incur operating losses through the remainder of 1999 and possibly beyond. Furthermore, the Company has not generated sufficient cash to finance its operations and has been dependent upon external sources to meet its liquidity requirements.

          In addition to the cost reduction initiatives completed during the first quarter of 1999 and the fourth quarter of 1998, the Company will continue to explore new methods to increase revenues and reduce costs and working capital requirements.

          As mentioned above the Company obtained $600 of short-term financing under a Loan Agreement it executed with L&H Investment Company, N.V. ("LHIC") on March 3, 1999. The loan matures on June 30, 1999 and accrues interest at an annual percentage rate equal to four percent (4%) above the prime rate as determined by the Wall Street Journal. Upon maturity the principal of the loan can be converted, at the option of LHIC, into Series D convertible Preferred shares of the Company at a price per share of eighty-five percent (85%) of the average closing bid price of the Company's Ordinary Shares for twenty trading days prior to conversion. If the Company's Ordinary Shares are delisted from NASDAQ as of the date of conversion, the price per share shall be equal to the average closing bid price of the Company's Ordinary Shares as of the last 20 days before being delisted. The Series D convertible Preferred shares are convertible any time at the option of the holder into one Ordinary Share for each preferred share converted. Accrued interest is due and payable upon maturity. Additionally, pursuant to the terms of the loan agreement, the Company issued to LHIC a warrant to purchase 3,000,000 Ordinary Shares of the Company at a price equal to the average trading price for twenty (20) trading days preceding the date of conversion. The warrants expire on February 18, 2004. The Company recorded a $600 discount on the short-term loan attributable to the value of the warrants issued as of the date of the short-term loan. The Company is amortizing the discount as interest expense over the term of the short-term loan using the interest method. As of March 31, 1999, the short-term loan balance is $200 net of $400 in unamortized discount. The Company continues to explore sources of additional financing to satisfy its operational requirements.


Note  5 - SHARE CAPITAL

          Accent executed a Preferred Share Purchase Agreement with Lernout & Hauspie Speech Products, N.V. ("L&H"), an affiliate of LHIC, on June 4, 1998 pursuant to which the Company issued 4,000 Series C convertible Preferred shares in exchange for $4,000. Fees and expenses related to the transaction totaled approximately $232 resulting in net proceeds to the Company of $3,768. The Series C convertible Preferred Shares do not pay interest but do provide the investor with a preference over Ordinary

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            U.S. dollars in thousands, except per share information
                                  (Unaudited)

          Shareholders in the event of liquidation. The investor also has the right to vote the shares as if they had all been converted into Ordinary Shares and has been granted one seat on Accent's Board of Directors.

          The Series C convertible Preferred Shares issued to Lernout & Hauspie are convertible at any time into Ordinary Shares of Accent at a conversion price of $.45 per share. Conversion of all 4,000 Series C convertible Preferred Shares would result in the issuance of 8,888,889 Ordinary Shares and would dilute existing shareholders by approximately 32%. The investor also received warrants to purchase 4,444,444 Ordinary Shares of the Company at an exercise price of $0.55 per share. The warrants are exercisable for five years. Conversion of the warrants would dilute existing shareholders by an additional 12%. The Company has recorded the beneficial conversion feature in the amount of $445 as original issued discount on the Series C convertible Preferred shares and is being amortized as a deemed dividend over the period in which the holders can first convert the Series C convertible Preferred shares using the interest method. The Company has recorded the $2,090 value of the warrants as original issue discount on the Series C convertible Preferred shares and is being amortized to deemed dividends over the period in which the holders can first convert the Series C convertible Preferred shares using the interest method.


          During 1998, the Company entered into an agreement with the government of Israel and various Israeli officials, which allowed the Company to convert a portion of its government-guaranteed long-term debt into common stock of the Company. In 1998 approximately $229 of the debt was converted into 732,000 shares of the Company's Ordinary Shares. During January 1999, the Company agreed to issue the Bank warrants to purchase 2,448,000 shares of the Company's Ordinary Shares at no exercise price in exchange for payment on the outstanding $1,180 in debt and $11 in accrued interest. The warrants were valued at $306 using the Black-Scholes option pricing model and are exercisable on January 25, 2001 and expire on January 25, 2006. The Company recognized a $885 extraordinary gain from this debt extinguishment in 1999.


Note  6 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     (a) SOP 97-2, regarding software revenue recognition became effective for all transactions entered into, in fiscal years commencing December 15, 1997. The Company recognizes revenue in accordance with this Standard.

     (b) The Financial Accounting Standards Board has recently issued Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, amended by SFAS No. 137, established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will have no material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Conditions. (U.S. dollars in thousands, except per share information.)

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

     The Company has accumulated deficits in excess of $51 million since its inception through March 31, 1999, and it may continue to incur deficits through the remainder of 1999 and possibly beyond. Accent historically has generated operating cash flow deficits and its liquidity is essentially exhausted. To enhance the Company's longer term prospects, management has focused on increasing revenue by changing its direction toward Internet products and services, reducing expenses and obtaining additional external financing. There can be no assurance that the Company will be successful in reversing the trend of operating losses and in generating sufficient working capital to meet its operating requirements and any failure on the part of the Company to do so will have a material adverse impact on the Company and could force it to cease operations. Although the Company believes it has made substantial progress in penetrating Internet markets and reducing its operating expenses and annual losses, its historical failure to generate adequate operating income and cash flow to meet its working capital requirements create doubt about the Company's ability to continue as a going concern and there can be no assurance that the Company will be able to continue as a going concern.

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


Results of Operations

     The Company incurred a loss of $655 before an extraordinary gain from debt extinguishment during the first quarter of 1999 on revenue of $471 compared to an operating loss of $1,841 on revenue of $705 during the first quarter of 1998.

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

     Other expenses, net. The Company incurred $227 in net other expenses during the three months ended March 31, 1999, compared to $45 in net other expenses during the three months ended March 31, 1998. The increase of $182 for the three months ended March 31, 1999 over the same quarter of 1998 consist primarily of interest expense related to the short-term loan discussed earlier. Other expense for the same period of 1998 consisted of interest expense and expense arising from foreign exchange rate fluctuations.

     Loss before extraordinary item. Accent's loss before extraordinary item during the first quarter of 1999 of $655 was less than the year earlier figure of $1,841 reflecting the impact of the Company's cost reduction initiatives. On a per share basis, the Company lost $0.02 per share before the extraordinary item during the first quarter of 1999 compared to a net loss of $0.08 per share during the first quarter of 1998.

     Extraordinary gain from debt extinguishment. As previously mentioned, the Company recognized an extraordinary gain of $885 in the first quarter of 1999 as a result of the extinguishment of $1,180 of long-term debt, plus $11 of accrued interest, in exchange for the issuance of a warrant to the lender to receive 2,448,000 shares of the Company's Ordinary Shares anytime after January 25, 2001, but before January 25, 2006. No such gain or loss was reported in the first quarter of 1998. The extraordinary gain amounted to $0.03 per share on a per share basis.

     Net Income (Loss). The Company recognized net income of $230, or $0.01 per share, for the three months ended March 31, 1999 compared to a net loss of $1,841, or $0.08 per share, for the comparable period of 1998.

Liquidity and Capital Resources

     For the three month period ended March 31, 1999, the Company's operating activities used cash of $486 compared to $1,406 used during the comparable period of 1998.

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

     Financing activities provided cash of $600 and used cash of $499 during the three month periods ending March 31, 1999, and 1998, respectively. Proceeds from a short-term loan provided cash of $600 during the first quarter of 1999 compared to cash used of $499 to retire bank loans during the first quarter of 1998.

     The Company obtained $600 of short-term financing under a Loan Agreement it executed with L&H Investment Company, N.V. ("LHIC") on March 3, 1999. The loan matures on June 30, 1999 and accrues interest at an annual percentage rate equal to four percent (4%) above the prime rate as determined by the Wall Street Journal. Upon maturity the principal of the loan can be converted, at the option of LHIC, into Series D convertible Preferred Shares of the Company at a price per share of eighty-five percent (85%) of the average closing bid price of the Company's Ordinary Shares for twenty trading days prior to conversion. If the Company's Ordinary Shares are delisted from NASDAQ as of the date of conversion, the price per share shall be equal to the average closing bid price of the Company's Ordinary

Shares as of the last 20 days before being delisted. The Series D convertible Preferred shares is convertible any time at the option of the holder into one Ordinary Share for each preferred share converted. Accrued interest is due and payable upon maturity. Additionally, pursuant to the terms of the loan agreement, the Company issued to LHIC a warrant to purchase 3,000,000 Ordinary Shares of the Company at a price equal to the average trading price for twenty
(20) trading days preceding the date of conversion. The warrants expire on February 18, 2004. The Company recorded a $600 discount on the short-term loan attributable to the value of the warrants issued as of the date of the short-term loan and is amortizing the discount as interest expense over the term of the short-term loan. Approximately $200 was amortized to interest expense for the period ended March 31, 1999. As previously mentioned, the Company anticipates that the funds obtained from the short-term loan will become exhausted by the end of June, 1999. The Company currently does not have, nor is it forecasted to generate from its operations, sufficient cash to repay the short-term loan. In the event the Company is unable to secure additional external financing by the maturity date of the short-term loan, and LHIC declines to convert the loan into Preferred Shares, the Company would be in default under the terms of the Loan Agreement, which event would have a material adverse impact on the Company and its ability to raise additional external financing.

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

Item 6.      Exhibits and Reports on Form  8-K

(a)          Exhibits

             3.1(a) - Memorandum of Association of Registrant (filed as Exhibit
                      3.1(a) to the Company's Registration Statement No. 33-92754).*

             3.1(b) - Certificate of Name Change dated October 23, 1994 (filed as Exhibit 3.1(b) to the Company's Registration Statement No. 33-92754).*

             3.1(c) - Certificate of Name Change dated April 23,1995 (filed as
                      Exhibit 3.1(c) to the Company's Registration Statement No. 33-92754).*

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



---------------------------
*Incorporated by reference

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



---------------------------
*Incorporated by reference

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



---------------------------
*Incorporated by reference

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

           10.12 - Agreement between the Company and The Bank for Industrial Development (filed as Exhibit 4-1 to the Company's Form S-3 on August 4, 1998)*

           21      - Subsidiaries of Registrant (filed as Exhibit 21 to the
                     Company's Form 10-K filed on April 2, 1996).*

           27      - Financial Data Schedule.


---------------------------
*Incorporated by reference



(b)        Reports on Form 8-K

           None.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ACCENT SOFTWARE INTERNATIONAL LTD.
                                                   (Registrant)



Date:                                        by:  /s/  Thomas B Foster
      ------------                                -------------------
                                                  Thomas B. Foster
                                                  (Principal Financial Officer)