Form 10-Q/A
period 1999-06-30
LANGUAGEWARE NET CO LTD
filed 2000-05-01
CIK 945321

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               _________________

                                  FORM 10-Q/A
                               _________________


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

                          CONSOLIDATED BALANCE SHEETS
                     U.S. dollars and shares in thousands

                                                                                           June 30,             December 31,
                                                                                             1999                   1998
                                                                                      ---------------       -----------------

                                        Assets                                           (Unaudited)             (Audited)
Current Assets
           Cash and  cash  equivalents                                                     $        7             $       141
           Trade receivables, net of allowance of
               $102 in 1999 and  $219 in 1998                                                     190                     265
           Other  receivables                                                                     107                      91
           Prepaid  expenses                                                                        -                       5
           Inventories                                                                              -                       7
                                                                                      ---------------       -----------------
                          Total current assets                                                    304                     509
Equipment
           Cost                                                                                   111                     238
           Less -  Accumulated  depreciation                                                      106                     198
                                                                                      ---------------       -----------------
                         Equipment, net                                                             5                      40
Other Long Term Assets                                                                              -                      50
                                                                                      ---------------       -----------------
                         Total assets                                                      $      309             $       599
                                                                                      ===============       =================


                Liabilities and Shareholders' Deficit
Current Liabilities
           Short-term and current maturities of long-term debt                             $        -             $     1,180
           Accounts payable and accrued expenses                                                  683                     785
                                                                                      ---------------       -----------------
                         Total current liabilities                                                683                   1,965
Accrued severance liability                                                                         -                      15
                                                                                      ---------------       -----------------
                         Total liabilities                                                        683                   1,980
                                                                                      ---------------       -----------------


Shareholders' Deficit
         Preferred Shares, par value NIS 0.01, authorized
            10,000 shares, issued and outstanding  2,889 at
            June 30, 1999 and 4  at December 31, 1998                                               7                       -
         Ordinary  Shares, par value NIS 0.01, authorized
            130,000  shares, issued and outstanding 29,292
            at June 30,1999 and 29,223 at December 31, 1998                                        77                      77
         Share premium                                                                         52,086                  50,589
         Accumulated deficit                                                                  (52,544)                (52,047)
                                                                                      ---------------       -----------------
                         Total shareholders' deficit                                             (374)                 (1,381)
                                                                                      ---------------       -----------------
                         Total liabilities and shareholders' deficit                         $    309                $    599
                                                                                      ===============       =================

 The accompanying notes are an integral part of these consolidated statements.

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
    U.S. dollars and shares in thousands (except per share information) (Unaudited)

                                                           Three months ended  June 30,         Six months ended  June 30,

                                                      ----------------------------------      ----------------------------
                                                         1999                    1998           1999                 1998
                                                      ------------         --------------     ------------       ----------
                                                       (Unaudited)           (Unaudited)      (Unaudited)        (Unaudited)

Net sales                                                  $   540              $    490          $ 1,011          $  1,195

Operating costs and expenses
  Cost of sales                                                305                   170              548               375
  Product development costs                                     33                   718               54             1,843
  Marketing expenses                                           148                   331              278               789
  General and administrative expenses                          384                   689              889             1,403
                                                     -------------        --------------     ------------        ----------


  Total operating costs and expenses                           870                 1,908            1,769             4,410
                                                     -------------        --------------     ------------        ----------


Operating loss                                                (330)               (1,418)            (758)           (3,215)

Other Expense                                                 (397)                  (19)            (624)              (64)
                                                    --------------        --------------     ------------        ----------

Loss before extraordinary item                               (727)                (1,437)          (1,382)           (3,279)

Extraordinary gain from debt
  extinguishment (less income taxes of $0)                       -                     -              885                 -
                                                    --------------          -------------     ------------       ----------

Net loss                                                      (727)               (1,437)            (497)           (3,279)

Deemed dividends on preferred stock                              -                 2,535                -             2,535
                                                    --------------        --------------      ------------       ----------

Net loss applicable to common stockholders                 $  (727)             $ (3,972)         $   (497)        $ (5,814)
                                                     =============        ==============     =============       ==========

Basic and diluted loss per common share:
      Loss before extraordinary  item                      $ (0.02)             $  (0.14)         $   (0.05)       $  (0.24)
      Extraordinary item                                         -                     -               0.03               -
                                                     -------------        --------------       ------------      ----------
      Net loss per common share                            $ (0.02)             $  (0.14)         $   (0.02)       $  (0.24)
                                                     =============        ==============       ============       =========


Basic and diluted weighted average number
      of common shares outstanding                          29,292                 27,620             29,292         24,127
                                                     =============         ==============       ============     ==========


 The accompanying notes are an integral part of these consolidated statements.

              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      U.S. dollars and shares in thousands (except per share information)
                                  (Unaudited)

                                                                           For the six months ended June 30,
                                                                              1999                  1998
                                                                      -----------------     ------------------
                                                                          (Unaudited)           (Unaudited)
Operating activities
    Net loss                                                                $      (497)       $        (3,279)
    Adjustments to reconcile net loss to net cash
        used in operating activities
      Depreciation and amortization                                                  36                    371
      Change in realizable value of trade credits                                    50                      -
      Change in allowance for doubtful accounts                                    (117)                     -
      Non-cash interest expense                                                     600                      -
      Extraordinary gain                                                           (885)                     -
      Changes in assets and liabilities
        (Increase) decrease in trade receivables                                    192                   (205)
        (Increase) decrease in other receivables                                    (16)                   (77)
        Decrease in prepaid expenses                                                  5                    645
        Decrease in inventories                                                       7                     15
        Increase (decrease) in payables & accruals                                  (93)                  (341)
        Increase (decrease) in severance liability                                  (15)                  (215)
                                                                      -----------------     ------------------
      Net cash used in operating activities                                        (733)                (3,086)
                                                                      -----------------     ------------------

Investing activities
      Acquisition of equipment                                                       (1)                   (25)

      Increase in other long term assets                                              -                      2
                                                                      -----------------     ------------------
      Net cash used in investing activities                                          (1)                   (23)
                                                                      -----------------     ------------------


Financing activities
      Net proceeds received on issuance of preferred shares                           -                  3,768
      Ordinary shares issued in satisfaction of accounts payable                      -                    264
      Loan proceeds                                                                 600                      -
      Cancellation of shares issued in payment for services                           -                    (61)
                                                                      -----------------     ------------------
      Net cash used for financing activities                                        600                  3,971
                                                                      -----------------     ------------------

Increase (Decrease) in cash and cash equivalents                                   (134)                   862
    Cash and cash equivalents, beginning of period                                  141                  2,499
                                                                      -----------------     ------------------
    Cash and cash equivalents, end of period                                $         7        $         3,361
                                                                      =================     ==================

Supplemental Schedule of Non-Cash Investing and Financing
Activities
    Debt extinguished in exchange for warrants                              $       306        $             -
                                                                      =================     ==================
    Issuance of stock warrants in connection with                           $       600                      -
     convertible  preferred stock                                     =================     ==================


    Preferred shares issued in satisfaction
      of convertible debt                                                   $       625        $             -
                                                                      =================     ==================

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

         During 1998, the Company should have recorded $2,535 in deemed dividends associated with the beneficial conversion feature on the June 1998 issuance of the Series B convertible preferred shares and warrants. For the three months ended June 30, 1998, the Company decreased other expense to $19 from $46, decreased net loss to $1,437 from $1,464, increase net loss applicable to common stockholders to $3,972 from $1,464, and increased basic and diluted loss per common share to $.14 from $.05. For the six months ended June 30, 1998, the Company decreased other expense to $64 from $91, decreased net loss to $3,279 from $3,306, increased net loss applicable to common stockholders to $5,814 from $3,306, and increased basic and diluted loss per common share to $.24 from $.14.

         During January 1999, the Company determined that it did not properly record the value associated with the issue of stock warrants in connection with the debt extinquishment. In addition, the Company did not properly account for the intrinsic value of the beneficial conversion feature associated with the $600 short-term financing entered into during the first quarter of 1999.

         As a result of the above, the Company has restated the financial statements contained in the Form 10-Q for the three and six months ended June 30, 1999. For the three months ended June 30, 1999, the Company increased interest expense, included in other expense, from $11 to $411, increased net loss to $727 from $327 and increased basic loss per common share to $.02 from $.01. For the six months ended June 30, 1999, the Company increased interest expense, included in other expense, from $11 to $611, decreased extraordinary gain on debt extinguishment from $1,117 to $885, increased net loss to $497 from net income of $335, increased basic and diluted loss per common share to $.02 from basic and diluted income per common share of $.01. As of June 30, 1999, the Company decreased share premium to $52,086 from $52,674, decreased accumulated deficit to $52,544 from $53,205, and decreased warrants to $0 from $73. As of December 31, 1998, the Company decreased share premium to $50,589 from $52,082 and decreased accumulated deficit to $52,047 from $53,540.


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

          Related expenses such as rent, telephone, travel and training costs have been reduced proportionately. The shift away from the retail market has led to reductions in production and inventory carrying costs. Product development costs have been reduced by closing the Company's product development facility in Jerusalem, narrowing the number of new products under development and focusing on those opportunities that provide the greatest near-term revenue potential. The Company has reduced discretionary spending on advertising and marketing as well as the amount it spends on exhibitions and trade shows and has closed its sales offices in London, England, and Newport Beach. The sale in 1998 of the assets of the Company's subsidiary, AgentSoft, also reduced costs with no decrease in total revenue.

     To obtain additional external financing, the Company sold convertible
              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            U.S. dollars in thousands, except per share information
                                  (Unaudited)

          debentures and convertible preferred stock in the third and fourth quarters of 1997 and again in the second quarter of 1998. In the first quarter of 1999 the Company obtained $600 in the form of a short-term loan convertible, at the discretion of the lender, into convertible preferred stock. Effective June 30, 1999, the lender elected to convert the loan, plus accrued interest, into 2.9 million shares of Series D convertible preferred stock. In July 1999, the Company entered into an agreement which provides for an investor to purchase, at $0.21 per share, up to 9.5 million shares of the Company's ordinary shares for $2.0 million. At closing, the investor paid $500 thousand for 2.4 million shares and is required to purchase the remaining 7.1 million shares in the event the Company obtains a strategic partner and enters into a strategic alliance with such partner. The Company continues to explore sources of additional financing to satisfy its continuing operational requirements.

          In the first quarter of 1999, an extraordinary gain of $885 was recognized by the Company related to the extinguishment of $1,180 of long-term debt, plus $11 of accrued interest, in exchange for the issuance of a warrant to the lender to receive 2,448,000 shares of the Company's Ordinary Shares anytime after January 25, 2001, but before January 25, 2006 (See Note 5).

          The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 4 -  LIQUIDITY

          As of June 30, 1999 and December 31, 1998, the Company had accumulated deficits of $52,544 and $52,047, respectively. For the six months ended June 30, 1999, the Company incurred a loss of $1,382 before the extraordinary gain from debt extinguishment mentioned above and recognizes that it may continue to incur operating losses through the remainder of 1999 and possibly beyond. Furthermore, the Company has not generated sufficient cash to finance its operations and has been dependent upon external sources to meet its liquidity requirements.

          In addition to the cost reduction initiatives completed during the first quarter of 1999 and the fourth quarter of 1998, the Company will continue to explore new methods to increase revenues and reduce costs and working capital requirements.

          As mentioned above the Company obtained $600 of short-term financing under a loan agreement it executed with L&H Investment Company, N.V. ("LHIC") on February 19, 1999. On June 30, 1999, pursuant to the terms of the loan agreement, the principal of the loan, plus $25 of accrued interest, was converted into 2,884,874 Series D convertible Preferred Shares of the Company. Additionally, pursuant to the terms of the loan agreement, the Company issued to LHIC a warrant to purchase 3,000,000

        Ordinary Shares of the Company at a price of $0.269 per share.
              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

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


Note  5 - SHARE CAPITAL

          Accent executed a Preferred Share Purchase Agreement with Lernout & Hauspie Speech Products, N.V. ("L&H"), an affiliate of LHIC, on June 4, 1998 pursuant to which the Company issued 4,000 Series C convertible Preferred shares in exchange for $4,000. Fees and expenses related to the transaction totaled approximately $232 resulting in net proceeds to the Company of $3,768. The Series C convertible Preferred Shares held by L&H and LHIC do not pay interest but do provide the investors with a preference over Ordinary Shareholders in the event of liquidation. The investor also has the right to vote the shares as if they had all been converted into Ordinary Shares and has been granted one seat on Accent's Board of Directors.

          The Series C convertible Preferred Shares issued to LHIC are convertible at any time into Ordinary Shares of Accent at a conversion price of $.45 per share. Conversion of all 4,000 Series C convertible Preferred Shares held by L&H would result in the issuance of 8,888,889 Ordinary Shares and would dilute existing shareholders by approximately 28%. L&H also received warrants to purchase 4,444,444 Ordinary Shares of the Company at an exercise price of $0.55 per share. The warrants are exercisable for five years, the conversion of which would dilute existing shareholders by an additional 13%. The Company has recorded the beneficial conversion feature in the amount of $445 as original issued discount on the Series C convertible Preferred shares and is being amortized as a deemed dividend over the period in which the holders can first convert the Series C convertible Preferred shares using the interest method. The Company has recorded the $2,090 value of the warrants as original issue discount on the Series C convertible Preferred shares and is being amortized to deemed dividends over the period in which the holders can first convert the Series C convertible Preferred shares using the interest method. On June 30, 1999 LHIC received warrants, also exercisable for five years, to purchase 3,000,000 Ordinary Shares of the Company at an exercise price of $0.269 per share. Exercise of the warrants would dilute existing shareholders by an additional 9%.

     On July 14, 1999, subsequent to the date of the financial statements
              ACCENT SOFTWARE INTERNATIONAL LTD. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            U.S. dollars in thousands, except per share information
                                  (Unaudited)

          presented herein, the Company entered into a stock purchase agreement with an investor, Gotham Bay Partners LLC ("Gotham") which provides for Gotham to purchase, at $0.21 per share, up to 9.5 million shares of the Company's Ordinary Shares for $2.0 million. At closing, the investor paid $500 thousand for 2.4 million shares and is required to purchase the remaining 7.1 million shares, one half (3.55 million Ordinary Shares) of which it will be required to purchase if the Company enters into a letter of intent with a strategic partner and the remaining one half if the Company subsequently executes a definitive agreement of strategic alliance with such partner. Gotham will not be required to purchase the remaining 7.1 million shares if the Company does not perform the requirements stated above. If the entire 9.5 million Ordinary Shares are purchased by Gotham, existing shareholders would be diluted by approximately 25%.

          During 1998, the Company entered into an agreement with the government of Israel and various Israeli officials, which allowed the Company to convert a portion of its government-guaranteed long-term debt into common stock of the Company. In 1998 approximately $229 of debt was converted into 732,000 shares of the Company's Ordinary Shares. During January 1999, the Company agreed to issue the Bank warrants to purchase 2,448,000 shares of the Company's Ordinary Shares at no exercise price in exchange for payment on the outstanding $1,180 in debt and $11 in accrued interest. The warrants were valued at $306 using the Black-Scholes option pricing model and are exercisable on January 25, 2001 and expire on January 25, 2006. The Company recognized a $885 extraordinary gain from this debt extinguishment in 1999.

          During February 1999, the Company issued a $600,000 convertible debenture to an existing stockholder of the Company. The debenture bears interest at 11.75% and matures on June 30, 1999. At the maturity date of the debenture, the holder can elect to convert the debenture into the Company's Series D convertible preferred shares at a price per share equal to 85% of the average closing bid price of the Company's Ordinary Shares for the 20 days prior to conversion. If the Company's Ordinary Shares are delisted from NASDAQ as of the date of conversion, the price per share shall be equal to the average closing bid price of the Company's Ordinary Shares as of the last 20 days before being delisted. The Series D convertible preferred shares are convertible any time at the option of the holder into one share of Ordinary Share for each preferred share converted. In addition, the holder received 3,000,000 warrants to purchase shares of the Company's Ordinary Shares at an exercise price equal to 85% of the Company's Ordinary Shares for the twenty trading days preceding the date of conversion. The warrants expire on February 18, 2004. The Company recorded a $600,000 discount on the convertible debenture attributable to the value of the warrants issued as of the date of the convertible debenture. The Company has amortized the discount as interest expense over the term of the debenture. On June 30, 1999, the holder converted the $600,000 debenture, plus $25,000 in accrued interest, into 2,884,874 shares of the Company's Series D convertible preferred shares. The Series D convertible preferred shares do not pay dividends. The holder of the Series D convertible preferred shares have the right to vote its shares as if it had all been converted into Ordinary Shares.

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

     The Company has accumulated deficits in excess of $52 million since its inception through June 30, 1999, and it may continue to incur deficits through the remainder of 1999 and possibly beyond. Accent historically has generated operating cash flow deficits and its liquidity is essentially exhausted. To enhance the Company's longer term prospects, management has focused on increasing revenue by changing its direction toward Internet products and services, reducing expenses and obtaining additional external financing. There can be no assurance that the Company will be successful in reversing the trend of operating losses and in generating sufficient working capital to meet its operating requirements and any failure on the part of the Company to do so will have a material adverse impact on the Company and could force it to cease operations. Although the Company believes it has made substantial progress in penetrating Internet markets and reducing its operating expenses and annual losses, its historical failure to generate adequate operating income and cash flow to meet its working capital requirements create doubt about the Company's ability to continue as a going concern and there can be no assurance that the Company will be able to continue as a going concern.

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


Results of Operations

     The Company's operations produced an operating loss of $727 during the second quarter of 1999 on revenue of $540 compared with an operating loss of $1,437 on revenue of $490 during the second quarter of 1998. For the first six months of 1999, the Company's loss before an extraordinary gain from debt extinguishment of $885, was $1,382 on revenue of $1,011 compared to an operating loss of $3,279 on revenue of $1,195 during the comparable period of 1998.

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

     Other expenses, net. The Company had other expense of $397 during the three months ended June 30, 1999, primarily as a result of the amortization of the discount related to the convertible debenture converted to Series D convertible Preferred Shares by LHIC on June 30, 1999. For the comparable period of 1998, $19 in net other expenses was incurred consisting primarily of interest expense and expense arising from foreign exchange rate fluctuations. For the most recent six month period, the Company's other expenses totaled $624 compared to $64 during the previous period. As with the three month periods, other expenses consisted primarily the amortization of the discount related to the convertible debenture, interest and foreign exchange rate fluctuations.

     Loss before extraordinary item. Accent's loss before extraordinary item during the second quarter of 1999 of $727 was less than the previous period of $1,437. On a per share basis, the Company lost $0.02 per share before the extraordinary item during the second quarter of 1999 compared to a loss of $0.05 per share during the second quarter of 1998. For the first half of 1999 the loss before an extraordinary item was $1,382, or $0.05 per share, compared to $3,279, or $0.14 per share, during the first half of 1998. The significant reductions in losses before the extraordinary item recorded in 1999 reflect the impact of the Company's cost reduction initiatives and change in operating strategy.

     Extraordinary gain from debt extinguishment. As previously mentioned, the Company recognized an extraordinary gain of $885 in the first quarter of 1999 as a result of the extinguishment of $1,180 of long-term debt, plus $11 of accrued interest, in exchange for the issuance of a warrant to the lender to receive 2,448,000 shares of the Company's Ordinary Shares anytime after January 25, 2001, but before January 25, 2006. No such gain or loss was reported in the first half of 1998. The extraordinary gain amounted to $0.03 per share on a per share basis for the six months ended June 30, 1999.

     Net Loss. The Company recognized a net loss of $497 for the six months ended June 30, 1999 compared to a net loss of $3,279 for the comparable period of 1998.

     Deemed Dividends on Preferred Stock. As previously mentioned, the Company recorded $2,535 in deemed dividends associated with the beneficial conversion feature on the June 1998 issuance of the Series C convertible preferred shares and warrants, increasing the net loss applicable to common shareholders to $3,972 or $.14 per share and $5,814 or $.24 per share respectively for the three months and six months ended June 30, 1998. No such dividend was reported in 1999.

Liquidity and Capital Resources

     For the six month period ended June 30, 1999, the Company's operating activities used cash of $733 compared to $3,086 used during the comparable period of 1998.

     The Company has been successful on several occasions during the past two and one half years in raising additional working capital through the sale of convertible securities. The Company secured $600 in additional working capital during the first quarter of 1999 in the form of short-term debt which was converted to Series D convertible Preferred Shares on June 30, 1999. Those funds, coupled with cost reduction efforts which substantially reduced its working capital requirements, were sufficient to meet its requirements through June, 1999. In July 1999, the Company sold 2.4 million Ordinary Shares for $500 under an agreement more fully described above. In the event current working capital falls short of its requirements due to (1) the inability of the Company to locate and enter into a strategic alliance with a strategic partner under the terms of the stock purchase agreement with Gotham, (2) revenue shortfalls, or
(3) other unanticipated contingencies, the Company will need to seek additional financing. Although management currently is seeking additional financing, there is no assurance that the Company will be successful in securing additional working capital and any failure on the part of the Company to do so will have a material adverse impact on the Company and may cause the Company to cease operations.

     On January 25, 1999, the Company entered into an agreement with the government of Israel and various Israeli banking officials whereby the Company issued a warrant to the bank to issue to the bank 2,448,000 Ordinary Shares in full satisfaction of the balance of the loan. The warrant vests on the second anniversary of the grant (that is, January 25, 2001) and expires on January 25, 2006.

     Management has taken additional steps in securing additional external financing and increasing revenues. At its annual meeting held on June 25, 1999, shareholders gave the Board of Directors of the Company the authority to approve a reverse stock split and an increase in the Company's capitalization. Management believes these actions will provide a sufficient number of unreserved and unissued shares to pursue, among other things, equity financing transactions and strategic alliances and enhance the marketability of the Company's outstanding Ordinary Shares to the investment community.

     Additionally, shareholders approved a change in the Company's name with a ".net" extension which would, in the opinion of management, better reflect the Company's movement toward Internet products and services and away from its historical product line. The name change currently is going through the approval process of the Israeli Registrar of Companies.

     The Company's investing activities for both the first six months of 1999 and 1998 were immaterial wherein cash of $1 was used by such activities in the 1999 period and cash of $23 was used during the 1998 period.

     Financing activities provided cash of $600 and $3,971 during the six month periods ended June 30, 1999, and 1998, respectively. Proceeds from a short-term loan provided cash of $600 during the first half of 1999, whereas the majority of the cash provided during the comparable period of 1998 was from proceeds from the sale of Series C convertible Preferred Shares to L&H.

The Company obtained $600 of short-term financing under a Loan Agreement it executed with L&H Investment Company, N.V. ("LHIC") on February 19, 1999. The principal amount of the loan, plus $25 of accrued interest, was converted into 2,884,874 Series D convertible Preferred Shares on June 30, 1999. Additionally, pursuant to the terms of the loan agreement, the Company issued to LHIC a warrant to purchase three million Ordinary Shares of the Company at a price of $0.269 per share.

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

--------------------------
*Incorporated by reference

4.5   -     Form of IMR Warrant dated as of November 22, 1996 between the
            Company and IMR Fund, L.P. (filed as Exhibit 4.5 to the Company's
            Registration Statement No. 333-7637).*

4.6   -     Form of Redeemable Warrant Agreement dated as of Exhibit 4.6 to the
            Company's Registration November 22, 1996 between the Company, Sands
            Statement No. 333-7637).* Brothers & Co., Ltd., as representative of the several underwriters, and American Stock Transfer & Trust
            Company (filed as Exhibit 4.6 to the Company's Registration
            Statement No. 333-7637).*

4.7   -     Form of Redeemable Warrant Certificate (filed as Exhibit 4.6 to the
            Company's Registration Statement No. 333-7637).*

4.8   -     Form of Unit Certificate (filed as Exhibit 4.6 to the Company's
            Registration Statement No. 333-7637).*

4.9   -     Securities Purchase Agreement dated August 5, 1997, between CC
            Investments LDC and Accent Software International Ltd., which includes the Convertible Debenture, two Warrant Agreements and the Registration Rights Agreement as exhibits thereto. (filed as Exhibit
            4.1 to the Company's Registration Statement filed on August 27,
            1997, Reg. No. 333-34455).*

4.10   -    Warrant Agreement with The Shemano Group, Inc. (filed as Exhibit 4.6 to the Company's Registration Statement filed on October 16, 1997,
            Reg. No. 333-380043).*

4.11   -    Warrant Agreement with Equity Management Partners LLP (filed as
            Exhibit 4.7 to the Company's Registration Statement filed on October
            16, 1997, Reg. No. 333-38043).*

4.12  -     Warrant Agreement with Brad Gillingham (filed as Exhibit 4.8 to the
            Company's Registration Statement filed on October 16, 1997, Reg. No.
            333-38043).*

4.13  -     Form of Warrant Agreement covering warrant agreements with Robert J.
            Laikin, Michael Mosher and Manufacturers Indemnity and Insurance
            Company of America (filed as Exhibit 4.9 to the Company's
            Registration Statement filed on October 16, 1997, Reg. No. 333-
            38043).*

4.14  -     Form of Securities Purchase Agreement dated November 6, 1997, between Accent Software International Ltd., and CC Investments LDC,
            Nelson Partners, Olympus Securities, Ltd., Marshall Companies,
            Profinsa Investments, which includes the Convertible Debenture, the Warrant Agreement, Registration Rights Agreement and Certificate of
            Designation as exhibits thereto. (filed as Exhibit 4.1 to the Company's Registration Statement filed on November 6, 1997, Reg. No.
            333-39697).*

4.15  -     Warrant Agreement with The Shemano Group, Inc. (filed as Exhibit 4.1 to the Company's Form S-3 filed on November 6, 1997, Reg. No. 333-
            39697).*

4.16  -     Form of Warrant to Lernout & Hauspie Speech Products, N.V.(filed as
            Exhibit 4.16 to the Company's Form 10-Q on May 12, 1999).*


--------------------------
*Incorporated by reference

4.17  -    Form of Warrant to L&H Investment Company, N.V.(filed as Exhibit 4.17 to the Company's Form 10-Q on May 12, 1999).*

10.1  -    Stock Purchase Agreement between IMR Investments V.O.F. and Kivun
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

10.6(b) -  Amended and Restated Employee Share Option Plan (1995) (filed as
           Exhibit 4.2 to the Company's Registration Statement No. 333-04285).*

10.6(c) -  Non-Employee Director Share Option Plan (1995) (filed as Exhibit
           10.7(b) to the Company's Registration Statement No. 33-92754).*

10.6(d) -  Amended and Restated Non-Employee Share Option Plan (1995) (filed as
           Exhibit 4.2 to the Company's Registration Statement No. 333-07965).*

10.6(e) -  Amended and Restated Non-Employee Share Option Plan (1995) (filed as
           Exhibit 10-6(e) to the Company's Form 10-K on March 31, 1998).*

10.6(f) -  CEO Share Option Plan (1999) (filed as Exhibit 10.6f to the Company's
           Form 10-Q on August 11, 1999).*

10.6(g) -  Non-Employee Share Option Plan (1998) (filed as Exhibit B to the
           Company's Form DEF14A on April 29, 1998)*
__________________________
*Incorporated by reference

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
           LLC dated July 14, 1999 (filed as Exhibit 10.13 to the Company's Form 10-Q on August 11, 1999).*

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


                                       ACCENT SOFTWARE INTERNATIONAL LTD.
                                                  (Registrant)


Date:                                       by:  /S/  Thomas B. Foster
       ---------------                         -----------------------
                                               Thomas B. Foster
                                               (Principal Financial Officer)