Form 10-Q/A
period 1999-09-30
LANGUAGEWARE NET CO LTD
filed 2000-05-01
CIK 945321

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                             ____________________

                                  FORM 10-Q/A
                             ____________________


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 1999.

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to
     __________.


                        Commission file number: 0-26394


                        LANGUAGEWARE.NET (COMPANY) LTD.
--------------------------------------------------------------------------------
                   (Exact Name of Registrant in its Charter)


            Israel                                            N/A
----------------------------------            ----------------------------------
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

               LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     U. S. dollars and shares in thousands

                                                                                          September 30,          December 31,
                                                                                              1999                   1998
                                                                                     ----------------------  ------------------
                                       Assets                                              (Unaudited)            (Audited)
Current Assets
    Cash and cash equivalents                                                                    $     30              $    141
    Trade receivables, net of allowance of
         $102 in 1999 and $219 in 1998                                                                188                   265
    Other receivables                                                                                 284                    91
    Prepaid expenses                                                                                    -                     5
    Inventories                                                                                         -                     7
                                                                                     ----------------------  ------------------
         Total current assets                                                                         502                   509
Equipment
    Cost                                                                                              111                   238
    Less - Accumulated depreciation                                                                   108                   198
                                                                                     ----------------------  ------------------
         Equipment, net                                                                                 3                    40
Other Long Term Assets                                                                                  -                    50
                                                                                     ----------------------  ------------------
         Total assets                                                                            $    505              $    599
                                                                                     ======================  ==================


             Liabilities and Shareholders' Deficit
Current Liabilities
    Short-term and current maturities of long-term debt                                          $     51              $  1,180
    Accounts payable and accrued expenses                                                             820                   785
                                                                                     ----------------------  ------------------
         Total current liabilities                                                                    871                 1,965
Accrued severance liability                                                                             -                    15
                                                                                     ----------------------  ------------------
         Total liabilities                                                                            871                 1,980
                                                                                     ----------------------  ------------------
Shareholders' Deficit
    Preferred Shares, par value NIS 0.01, authorized
         10,000 shares:
           Series C - issued and outstanding 4 at
              September 30, 1999 and December 31, 1998                                                  -                     -
           Series D - issued and outstanding 2,885 at
              September 30, 1999 and 0 at December 31, 1998                                             7                     -
    Ordinary Shares, par value NIS 0.01, authorized 130,000
         shares, issued and outstanding 31,672 at
         September 30, 1999 and 29,223 at December 31, 1998                                            83                    77
    Share premium                                                                                  52,542                50,589
    Accumulated deficit                                                                           (52,998)              (52,047)
                                                                                     ----------------------  ------------------
         Total shareholders' deficit                                                                 (366)               (1,381)
                                                                                     ----------------------  ------------------
         Total liabilities and shareholders' deficit                                             $    505              $    599
                                                                                     ======================  ==================

 The accompanying notes are an integral part of these consolidated statements.

               LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      U.S. dollars and shares in thousands (except per share information)
                                  (Unaudited)

                                                     Three months ended                                Nine months ended
                                                        September 30,                                     September 30,
                                       ----------------------------------------------    ------------------------------------------
                                              1999                     1998                    1999                    1998
                                       ---------------------    ---------------------    --------------------    ------------------
                                           (Unaudited)              (Unaudited)              (Unaudited)             Unaudited)
Net sales                                            $   550                  $   514                 $ 1,561               $ 1,709

Operating costs and expenses
  Cost of sales                                          432                      326                     980                   701
  Product development costs                               83                      498                     137                 2,341
  Marketing expenses                                     201                      351                     479                 1,140
  General and administrative expenses                    288                      541                   1,177                 1,944
  Restructuring charge                                     -                      568                       -                   568
                                       ---------------------    ---------------------    --------------------    ------------------

  Total operating costs and expenses                   1,004                    2,284                   2,773                 6,694
                                       ---------------------    ---------------------    --------------------    ------------------

Operating loss                                          (454)                  (1,770)                 (1,212)               (4,985)

Other Expense                                              -                      (61)                   (624)                 (125)
                                       ---------------------    ---------------------    --------------------    ------------------

Loss before extraordinary item                          (454)                  (1,831)                 (1,836)               (5,110)

Extraordinary gain from debt
  extinguishment (less income
  taxes of $0)                                             -                        -                     885                     -
                                       ---------------------    ---------------------    --------------------    ------------------

Net loss                                                (454)                  (1,831)                   (951)               (5,110)

Deemed dividend on preferred stock                         -                        -                       -                 2,535
                                       ---------------------    ---------------------    --------------------    ------------------

Net loss applicable to common stock                  $  (454)                 $(1,831)                $  (951)              $(7,645)
                                       =====================    =====================    ====================    ==================


Basic and diluted loss per common share
         Loss before extraordinary item              $ (0.01)                 $ (0.07)                $ (0.06)              $ (0.20)
         Extraordinary item                                -                        -                    0.03                     -
                                       ---------------------    ---------------------    --------------------    ------------------
         Net loss per common share                   $ (0.01)                 $ (0.07)                $ (0.03)              $ (0.20)
                                       =====================    =====================    ====================    ==================

Basic and diluted weighted average
  number of common shares outstanding                 31,336                   28,155                  29,980                25,359
                                       =====================    =====================    ====================    ==================


 The accompanying notes are an integral part of these consolidated statements.

               LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           U.S. dollars in thousands
                                  (Unaudited)


                                                                               Nine months ended September 30,
                                                                                  1999                  1998
                                                                         --------------------   -------------------
                                                                               (Unaudited)           (Unaudited)
Operating activities
    Net loss                                                                    $  (951)              $(5,110)
    Adjustments to reconcile net loss to net cash
        used in operating activities
    Depreciation and amortization                                                    37                   789
    Change in allowance for doubtful accounts                                      (117)                  (13)
    Change in realizable value of trade credits                                      50                     -
    Write-down of property and equipment                                             13                     -
    Change in realizable value of other long term assets                              -                   244
    Non-cash interest expense                                                       600                     -
    Extraordinary gain                                                             (885)                    -
    Changes in assets and liabilities:
        (Increase) decrease in trade receivables                                    194                  (198)
        (Increase) decrease in other receivables                                   (193)                  (17)
        Decrease in prepaid expenses                                                  5                   798
        Decrease in inventories                                                       7                    46
        Increase (decrease) in payables & accruals                                   35                (1,053)
        Increase (decrease) in severance liability                                  (15)                 (215)
                                                                         --------------------   -------------------
    Net cash used in operating activities                                        (1,220)               (4,729)
                                                                         --------------------   -------------------
Investing activities
    Acquisition of equipment                                                         (1)                    -
    Proceeds from disposition of assets                                               -                   216
                                                                         --------------------   -------------------
 Net cash provided by investing activities                                           (1)                  216
                                                                         --------------------   -------------------
Financing activities
    Repayment of government-guaranteed loans                                          -                (1,297)
    Net proceeds received on issuance of preferred shares                             -                 3,768
    Net proceeds received on issuance of debentures and warrants                      -                    23
    Net proceeds received on issuance of ordinary shares                            459                     -
    Loan proceeds                                                                   651                     -
                                                                         --------------------   -------------------
 Net cash provided by financing activities                                        1,110                 2,494
                                                                         --------------------   -------------------

Increase (Decrease) in cash and cash equivalents                                   (111)               (2,019)
    Cash and cash equivalents, beginning of period                                  141                 2,499
                                                                         --------------------   -------------------
    Cash and cash equivalents, end of period                                    $    30               $   480
                                                                         ====================   ===================


Supplemental Schedule of Non-Cash Investing and Financing
 Activities
    Debt extinguished in exchange for warrants                                   $   306           $       -
                                                                   =====================  ==================
    Preferred shares issued in satisfaction of convertible
      debenture and accrued interest                                             $   625           $       -
                                                                   =====================  ==================
    Issuance of stock warrants in connection with convertible
      preferred stock                                                            $   600           $       -
                                                                   =====================  ==================
    Ordinary shares issued in satisfaction of accounts payable                   $     -           $     422
                                                                   =====================  ==================

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

          During 1998, the Company should have recorded $2,535 in deemed dividends associated with the beneficial conversion feature on the June 1998 issuance of the Series B convertible preferred shares and warrants. For the nine months ended September 30, 1998, the Company decreased other expense to $125 from $152, decreased net loss to $5,110 from $5,137, increased net loss applicable to common stockholders to $7,645 from $5,137, and increased basic and diluted loss per common share to $.30 from $.20.

          During January 1999, the Company determined that if did not properly record the value associated with the issue of stock warrants in connection with the debt extinquishment. In addition, the Company did not properly account for the intrinsic value of the beneficial conversion feature associated with the $600 short-term financing entered into during the first quarter of 1999.

          As a result of the above, the Company has restated the financial statements contained in the Form 10-Q for the nine months ended September 30, 1999. For the nine months ended September 30, 1999, the Company increased interest expense, included in other expense, from $11 to $611, decreased extraordinary gain on debt extinguishment from $1,117 to $885, increased net loss to $951 from $119, increased basic and diluted loss per common share to $.03 from $.01. As of September 30, 1999, the Company increase ordinary shares to $83 from $63, decreased share premium to $52,542 from $53,130, decreased accumulated deficit to $52,998 from $53,639, and decreased warrants to $0 from $73. As of December 31, 1998, the Company decreased share premium to $50,589 from $52,082 and decreased accumulated deficit to $52,047 from $53,540.

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

          To obtain additional external financing, the Company sold convertible debentures and convertible preferred stock in the third and fourth quarters of 1997 and again in the second quarter of 1998. In the first quarter of 1999 the Company obtained $600 in the form of a short-term loan convertible, at the discretion of the lender, into convertible preferred stock. Effective June 30, 1999, the lender elected to convert the loan, plus accrued interest, into 2.9 million shares of Series D convertible Preferred Shares. In July 1999, the Company entered into an agreement which provides for a group of investors to purchase, at $0.21 per share, up to 9.5 million shares of the Company's ordinary shares for $2,000. At closing, the investors paid $500 for 2.4 million shares, and one of the investors is required to purchase the remaining 7.1 million shares for $1,500 in the event the Company obtains a strategic partner and enters into a strategic alliance with such partner. In October 1999, the Company obtained $100 by executing a convertible promissory note to the investor mentioned above who may be required to purchase the additional 7.1 million ordinary shares. The principal balance and unpaid interest thereon is convertible, at the discretion of the lender, into ordinary shares of the Company. The Company continues to explore sources of additional financing to satisfy its continuing operational requirements.

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

Note 4 -  LIQUIDITY

          As of September 30, 1999 and December 31, 1998, the Company had accumulated deficits of $52,998 and $52,047, respectively. For the nine months ended September 30, 1999, the Company incurred a loss of $1,836 before the extraordinary gain from debt extinguishment mentioned above and recognizes that it may continue to incur operating losses through the remainder of 1999 and possibly beyond. Furthermore, the Company has not generated sufficient cash to finance its operations and has been dependent upon external sources to meet its liquidity requirements.

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

          As mentioned above, LHIC was issued 2,884,874 Series D convertible Preferred Shares upon conversion of amounts due it under a loan agreement. The Series C and Series D convertible Preferred Shares held by L&H and LHIC do not pay interest but do provide the investors with a preference over Ordinary Shareholders in the event of liquidation. The investors also have the right to vote the shares as if they had all been converted into Ordinary Shares.

               LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            U.S. dollars in thousands, except per share information
                                  (Unaudited)

          The Series D convertible Preferred Shares issued to LHIC are convertible at any time into 2,884,874 Ordinary Shares of the Company which would dilute existing shareholders by approximately 8%. The Series C convertible Preferred Shares issued to L&H also are convertible at any time into Ordinary Shares of the Company at a conversion price of $.45 per share. Conversion of all 4,000 Series C convertible Preferred Shares held by L&H would result in the issuance of 8,888,889 Ordinary Shares and would dilute existing shareholders by approximately 22%.

          L&H also received warrants to purchase 4,444,444 Ordinary Shares of the Company at an exercise price of $0.55 per share. The warrants are exercisable for five years, the conversion of which would dilute existing shareholders by an additional 12%. The Company has recorded the beneficial conversion feature in the amount of $445 as original issued discount on the Series C convertible Preferred shares and is being amortized as a deemed dividend over the period in which the holders can first convert the Series C convertible Preferred shares using the interest method. The Company has recorded the $2,090 value of the warrants as original issue discount on the Series C convertible Preferred shares and is being amortized to deemed dividends over the period in which the holders can first convert the Series C convertible Preferred shares using the interest method. On June 30, 1999, LHIC received warrants,also exercisable for five years, to purchase 3,000,000 Ordinary Shares of the Company at an exercise price of $0.269 per share. Exercise of the warrants would dilute existing shareholders by an additional 9%.

          During February 1999, the Company issued a $600 convertible debenture to an existing stockholder of the Company. The debenture bears interest at 11.75% and matures on June 30, 1999. At the maturity date of the debenture, the holder can elect to convert the debenture into the Company's Series D convertible preferred shares at a price per share equal to 85% of the average closing bid price of the Company's ordinary shares for the 20 days prior to conversion. If the Company's ordinary shares is delisted from NASDAQ as of the date of conversion, the price per share shall be equal to the average closing bid price of the Company's ordinary shares as of the last 20 days before being delisted. The Series D convertible preferred shares are convertible any time at the option of the holder into one share of ordinary shares for each preferred share converted. In addition, the holder received 3,000,000 warrants to purchase shares of the Company's ordinary shares at an exercise price equal to 85% of the Company's ordinary shares for the 20 trading days preceding the date of conversion. The warrants expire on February 18, 2004. The Company recorded a $600 discount on the convertible debenture. The Company has amortized the discount as interest expense over the term of the debenture. On June 30, 1999, the holder converted the $600 debenture, plus $25 in accrued interest, into 2,884,874 shares of the Company's Series D convertible preferred shares. The Series D convertible preferred shares do not pay dividends. The holder of the Series D convertible preferred shares have the right to vote its shares as if it had all been converted into ordinary shares.

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

          On October 12, 1999, the Company received $100 upon executing a Convertible Promissory Note (the "Note") in the amount of $100 with the investor mentioned above who may be required to purchase the additional 7.1 million shares of the Company's Ordinary Shares. The principal balance of the Note bears interest at the prime rate at the date of the Note plus 200 basis points. The principal balance, plus all accrued and unpaid interest, becomes due and payable on December 31, 1999. The investor has the right at any time to convert all or any portion of the outstanding principal and unpaid interest into Ordinary Shares of the Company based on the average of the five (5) lowest closing trading prices of the Company's Ordinary Shares between the date of the Note and the conversion date. At the date of issuance, the market price of the Company's Ordinary Shares is equal to the conversion price.

          As mentioned in the preceding Note 3, the Company recognized an extraordinary gain of $885 from the extinguishment of bank debt. On January 25, 1999, the Company executed an agreement with its prime lending bank in Israel pursuant to which the balances of $1,180 in principal and approximately $11 in interest due the bank were extinguished in exchange for the Company issuing to the bank a warrant to receive 2,448,000 of the Company's Ordinary Shares. The warrant was valued at $306 using the Black-Scholes option pricing model. The warrant has no exercise price, is exercisable on January 25, 2001 and expires on January 25, 2006. The Company recognized gain from this debt extinguishment in 1999.


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


     The Company has accumulated deficits of $52,998 since its inception through September 30, 1999, and it may continue to incur deficits through the remainder of 1999 and possibly beyond. The Company historically has generated operating cash flow deficits and its liquidity is essentially exhausted. To enhance the Company's longer-term prospects, management has focused on increasing revenue by changing its direction toward Internet products and services, reducing expenses and obtaining additional external financing. There can be no assurance that the Company will be successful in reversing the trend of operating losses and in generating sufficient working capital to meet its operating requirements and any failure on the part of the Company to do so will have a material adverse impact on the Company and could force it to cease operations. Although the Company believes it has made substantial progress in penetrating Internet markets and reducing its operating expenses and annual losses, its historical failure to generate adequate operating income and cash flow to meet its working capital requirements create doubt about the Company's ability to continue as a going concern and there can be no assurance that the Company will be able to continue as a going concern.

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


Results of Operations

     The Company's operations produced an operating loss of $454 during the third quarter of 1999 on revenue of $550 compared with an operating loss of $1,770 on revenue of $514 during the third quarter of 1998. For the first nine months of 1999, the Company's loss before an extraordinary gain from debt extinguishment of $885 was $1,836 on revenue of $1,561 compared to a loss before extraordinary gain of $5,110 on revenue of $1,709 during the comparable period of 1998.

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

     Other expenses, net. The Company did not have other income during the three months ended September 30, 1999. For the comparable period of 1998, $61 in net other expenses was incurred consisting primarily of interest and expense arising from foreign exchange rate fluctuations. For the most recent nine month period, the Company's other expenses totaled $624, primarily consisting of the amortization of the discount related to the convertible debenture converted to Series D convertible Preferred Shares by LHIC, compared to $125 during the preceding period. As with the three month periods, other than the amortization associated with the convertible debenture, other expenses consisted primarily of interest expense and foreign exchange rate fluctuations, which fluctuations were significantly reduced upon the move from Jerusalem, Israel to the U.S.

     Loss before extraordinary item. The Company's loss before an extraordinary item during the third quarter of 1999 of $454 was less than the year earlier figure of $1,831. On a per share basis, the Company lost $0.01 per share before the extraordinary item during the third quarter of 1999 compared to a net loss of $0.07 per share during the third quarter of 1998. For the first nine months of 1999, the loss before an extraordinary item was $1,836, or $0.06 per share, compared to $5,110, or $0.20 per share, during the first nine months of 1998. The significant reductions in losses before the extraordinary item recorded in 1999 reflect the impact of the Company's cost reduction initiatives and change in operating strategy.

     Extraordinary gain from debt extinguishment. As previously mentioned, the Company recognized an extraordinary gain of $885 in the first quarter of 1999 as a result of the extinguishment of $1,180 of long-term debt, plus $11 of accrued interest, in exchange for the issuance of a warrant to the lender to receive 2,448,000 shares of the Company's Ordinary Shares anytime after January 25, 2001, but before January 25, 2006. No such gain or loss was reported in the first nine months of 1998. The extraordinary gain amounted to $0.03 per share on a per share basis for the nine months ended September 30, 1999.

     Net Loss. The Company recognized a net loss of $951, for the nine months ended September 30, 1999 compared to a net loss of $5,110, for the comparable period of 1998.

     Deemed Dividends on Preferred Stock. As previously mentioned, the Company recorded $2,535 in deemed dividends associated with the beneficial conversion feature on the June 1998 issuance of the Series C convertible preferred shares and warrants, increasing the net loss applicable to common shareholders to $7,645 or $.30 per share for the nine months ended September 30, 1998. No such dividend was reported in 1999.


Liquidity and Capital Resources

     For the nine month period ended September 30, 1999, the Company's operating activities used cash of $1,220 compared to $4,729 used during the comparable period of 1998.

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

     The Company's investing activities for the first nine months of 1999 used cash of $1, primarily from the acquisition of equipment. Investing activities for the comparable period of 1998 provided cash of $216, primarily from the sale of AgentSoft.

     Financing activities provided cash of $1,110 and $2,494 during the nine month periods ended September 30, 1999, and 1998, respectively. For the 1999 nine month period proceeds from a short-term loan from LHIC were $600, $51 in proceeds from a line of credit and net proceeds from the issuance of Ordinary Shares to the group of three investors mentioned below were $459, whereas the majority of the cash provided during the comparable period of 1998 was from proceeds from the sale of Series C convertible Preferred Shares to L&H, offset by $1,297 used for the repayment of government-guaranteed loans.

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

--------------------------
*Incorporated by reference

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

4.1 - Form of Ordinary Share Certificate (filed as Exhibit 4.1 to the Company's Registration Statement No. 33-92754).*

4.18   -  Certificate of Designation for Series C Preferred Stock (filed as
          Exhibit 4.18 to the Company's Form 10-Q on November 12, 1999).*

4.19   -  Certificate of Designation for Series C Preferred Stock (filed as
          Exhibit 4.18 to the Company's Form 10-Q on November 12, 1999).*

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


--------------------------
*Incorporated by reference

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

--------------------------
*Incorporated by reference

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


--------------------------
*Incorporated by reference



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LANGUAGEWARE.NET (COMPANY) LTD.
                                         (Registrant)


Date:                                by: /s/  Thomas B. Foster
       ----------------                 ----------------------
                                     Thomas B. Foster
                                     (Principal Financial Officer)