Form 10-Q
period 2000-03-31
LANGUAGEWARE NET CO LTD
filed 2000-05-15
CIK 945321

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                             ____________________

                                   FORM 10-Q
                               _________________


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2000.

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________ to
     __________.


                        Commission file number: 0-26394



                        LANGUAGEWARE.NET (COMPANY)LTD.
 ____________________________________________________________________________
                   (Exact Name of Registrant in its Charter)


            Israel                                   N/A
____________________________________    ____________________________________
 (State or Other Jurisdiction of               (I.R.S. Employer
 Incorporation or Organization)               Identification No.)



      102 South Tejon Street, Suite 320, Colorado Springs, Colorado 80903
                                 719-955-3400
  ___________________________________________________________________________
    (Address, Including Zip Code, and Telephone Number, Including Area Code
                 of Registrant's Principal Executive Offices.)


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


On May 3, 2000, the registrant had outstanding 84,878,890 Ordinary Shares (including 2,000 Ordinary Shares included in the registrant's outstanding Units).

Part I -  Financial Information

Item 1.   Financial Statements

               LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     U. S. dollars and shares in thousands


                                                                                         March 31,                December 31,
                                                                                           2000                       1999
                                                                               -------------------------    -----------------------
                                   Assets                                              (Unaudited)                (Audited)
Current Assets
   Cash and cash equivalents                                                                    $  3,811                   $    249
   Trade receivables, net of allowance of
      $119 and $113                                                                                  504                        460
   Other receivables                                                                                   -                         53
   Prepaid expenses                                                                                   91                         77
                                                                               -------------------------    -----------------------
        Total current assets                                                                       4,406                        839
Equipment
   Cost                                                                                              431                        182
   Less - accumulated depreciation                                                                   183                        128
                                                                               -------------------------    -----------------------
        Equipment, net                                                                               248                         54
Intangible Assets
   Completed technology                                                                            3,350                          -
   Other intangible assets                                                                           800                          -
   Goodwill                                                                                          672                          -
                                                                               -------------------------    -----------------------
                                                                                                   4,822                          -
   Less - accumulated amortization                                                                   378                          -
                                                                               -------------------------    -----------------------
        Intangible assets, net                                                                     4,444                          -
Other Long-Term Assets                                                                                28                         16
                                                                               -------------------------    -----------------------
        Total assets                                                                            $  9,126                   $    909
                                                                               =========================    =======================

             Liabilities and Shareholders' Equity ( Deficit)
Current Liabilities
   Accounts payable                                                                             $  1,212                   $    282
   Accrued liabilities                                                                               511                        139
   Line-of-credit                                                                                      -                         59
   Convertible debentures                                                                              -                        965
                                                                               -------------------------    -----------------------
        Total liabilities                                                                          1,723                      1,445

Shareholders' Equity (Deficit)
   Convertible preferred stock, par value NIS 0.01,
    authorized 10,000 shares:
      Series C - issued and outstanding 4                                                              -                          -
      Series D - Issued and outstanding 2,885                                                          7                          7
   Common stock, par value NIS 0.01, authorized 130,000
    shares; issued and outstanding 83,366 and 32,721                                                 209                         85
   Additional paid-in capital                                                                     62,945                     52,816
   Common stock to be issued                                                                       1,500                          -
   Accumulated deficit                                                                           (57,258)                   (53,444)
        Total shareholders' equity (deficit)                                                       7,403                       (536)
                                                                               -------------------------    -----------------------
        Total liabilities and shareholders' equity (deficit)                                    $  9,126                   $    909
                                                                               =========================    =======================



      The accompanying notes are an integral part of these consolidated financial statements

               LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      U.S. dollars and shares in thousands (except per share information)




                                                                                                Three months ended
                                                                                                      March 31,
                                                                              -----------------------------------------------------
                                                                                          2000                       1999
                                                                              --------------------------    -----------------------
                                                                                       (Unaudited)                (Unaudited)

Net sales                                                                                        $   801                    $   471

Operating costs and expenses
  Professional services                                                                              514                        243
  Product development costs                                                                          248                         21
  Sales and marketing expenses                                                                     2,260                        130
  General and administrative expenses                                                              1,300                        505
                                                                              --------------------------    -----------------------

  Total operating costs and expenses                                                               4,322                        899
                                                                              --------------------------    -----------------------

Operating loss                                                                                    (3,521)                      (428)

Other income (expense)
  Interest expense                                                                                  (308)                      (217)
  Other expense                                                                                       15                        (10)
                                                                              --------------------------    -----------------------

Loss before extraordinary item                                                                    (3,814)                      (655)

Extraordinary gain on debt extinguishment (less income
  taxes of $0)                                                                                         -                        885
                                                                              --------------------------    -----------------------

Net income (loss)                                                                                $(3,814)                   $   230
                                                                              ==========================    =======================

Basic and diluted income (loss) per common share
    Loss before extraordinary item                                                               $ (0.05)                   $ (0.02)
    Extraordinary item                                                                                 -                       0.03
                                                                              --------------------------    -----------------------
Net income (loss) per common share                                                               $ (0.05)                   $  0.01
                                                                              ==========================    =======================

Basis and diluted weighted average
  number of common shares outstanding                                                             70,222                     29,292
                                                                              ==========================    =======================





      The accompanying notes are an integral part of these consolidated financial statements

               LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     U.S. dollars and shares in thousands


                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                 --------------------------------------------------
                                                                                             2000                      1999
                                                                                 ------------------------    ----------------------
                                                                                         (Unaudited)               (Unaudited)
Operating activities
    Net income (loss)                                                                             $(3,814)                    $ 230
    Adjustments to reconcile net loss to net cash
        used in operating activities
          Depreciation and amortization                                                               438                        23
          Change in allowance for doubtful accounts                                                     7                      (117)
          Change in realizable value of trade credits                                                   -                        50
          Non-cash interest                                                                           300                       200
          Extraordinary item                                                                            -                      (885)
          Changes in assets and liabilities, net of business combination:
             (Increase) decrease in trade receivables                                                 682                       (63)
             Decrease in other receivables                                                             53                        65
             (Increase) decrease in prepaid expenses                                                  (13)                        5
             Decrease in inventories                                                                    -                         7
             Increase (decrease) in payables & accruals                                               604                        (2)
             Increase in severance liability                                                            -                         1
                                                                                 ------------------------    ----------------------
    Net cash used in operating activities                                                          (1,743)                     (486)
                                                                                 ------------------------    ----------------------

Investing activities
    Cash acquired in business acquisition                                                           1,481                         -
    Acquisition of equipment                                                                         (121)                       (1)
    Increase in other assets                                                                          (13)                        -
                                                                                 ------------------------    ----------------------
Net cash provided by (used in) investing activities                                                 1,347                        (1)
                                                                                 ------------------------    ----------------------

Financing activities
    Repayment of bank loans                                                                           (59)                        -
    Net proceeds received on issuance of common stock                                               1,500                         -
    Net proceeds received from common stock to be issued                                            1,500                         -
    Net proceeds received on exercise of warrants and options                                         767                         -
    Net proceeds received on issuance of convertible debenture                                        250
    Net proceeds received on issuance of convertible debt                                               -                       600
                                                                                 ------------------------    ----------------------
Net cash provided by financing activities                                                           3,958                       600
                                                                                 ------------------------    ----------------------

Increase in cash and cash equivalents                                                               3,562                       113
    Cash and cash equivalents, beginning of period                                                    249                       141
                                                                                 ------------------------    ----------------------
    Cash and cash equivalents, end of period                                                      $ 3,811                     $ 254
                                                                                 ========================    ======================


      The accompanying notes are an integral part of these consolidated financial statements.

                  LANGUAGEWARE.NET (COMPANY) AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note  1 -  BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements of LanguageWare.net (Company)Ltd., and its subsidiaries ("the Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information. The significant accounting policies, certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. In the opinion of management, all adjustments (consisting of adjustments of a normal, recurring nature) necessary for a fair presentation of these financial statements have been reflected in the interim periods presented. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Although the Company believes that the disclosures presented herein are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and footnotes included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

Intangible Assets

Intangible assets, arising from the Company's acquisition of Star+Globe Technologies Pte. Ltd. (see Note 4), are being amortized over the estimated period the assets are expected to benefit the Company as indicated in the following table.

                                Estimated Life
                                   In Years
                                --------------

     Completed technology                3
     Other intangible assets          3  to  4
     Goodwill                            5

Net Income (Loss) Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income
(loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

For the period ended March 31, 2000 and 1999, total stock options of 7,082,680 and 3,920,750, total stock warrants of 14,894,194 and 15,353,694 and convertible preferred stock of 11,773,763 and 8,888,889 were not included in the computation of diluted income (loss) per share because their effect was anti-dilutive.


Note  2 -  GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The report of the Company's Independent Auditors (included in the Company's 1999 Annual Report on Form 10-K), however, raises doubt about the Company's ability to continue as a going concern. Management acknowledges that the Company's history of operating losses and operating cash flow deficits raises legitimate concern about the Company's longer term prospects.

                  LANGUAGEWARE.NET (COMPANY) AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

To enhance the Company's longer term prospects, effective January 2000 management has embarked on a new operating strategy designed to increase revenue. In the years preceding 1999, the Company was a seller of language technology and translation software to the consumer retail market, transforming in calendar 1999 primarily to a provider of translation services to other businesses. Beginning January 2000, the Company changed its focus to providing a full range of multilingual, multicultural and multi-commerce products and services that enable its business customers to conduct business on web sites via the Internet.

Since its inception in 1988, the Company has developed proprietary software serving the language information technology industry. To enhance its competitive position under its new operating strategy, the Company intends to utilize some of such proprietary software as tools to provide superior service to potential customers. Additionally, the Company has entered into alliances with other companies in the industry aimed at broadening the Company's market reach and has expanded its translation services business.

To further enhance its competitive advantage, the Company acquired Star+Globe Technologies Pte. Ltd. ("Star+Globe") on January 14, 2000. Star+Globe owns proprietary Asian character processing technology and provides Asian languages translation services.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note  3 -  LIQUIDITY

As of March 31, 2000 and December 31, 1999, the Company had accumulated deficits of $57.3 million and $53.4 million, respectively. For the three months ended March 31, 2000, the Company incurred a loss of $3.8 million and recognizes that it may continue to incur operating losses through the remainder of 2000 and possibly beyond. Furthermore, the Company has embarked on a new business operating strategy commencing January 2000 and does not expect to generate sufficient cash from such new operating strategy to finance its operations. Consequently, the Company will be dependent upon external sources to meet its liquidity requirements for the foreseeable future. Additionally, the Company plans to increase revenues through the successful implementation of its new business strategy of providing multilingual, multicultural and multi-commerce products and services enabling business to be conducted on web sites via the Internet.

As of March 31, 2000 the Company's cash balance was $3.8 million compared to $249,000 at December 31, 1999. The increase is primarily attributable to $3.0 million from the sale of common stock, approximately $1.5 of cash acquired from the acquisition of Star+Globe Technologies Pte. Ltd., and $633,000 received from the exercise of warrants attached to convertible debentures sold in calendar 1999 and February 2000.

On February 2, 2000, the Company issued a $250,000 convertible debenture to an existing shareholder of the Company bearing interest at 10.25% with principal and accrued interest convertible into common stock of the Company at a conversion price of $0.15 per share. The holder of the debenture also received warrants with an exercise price of $0.15 per share to purchase a number of shares of the Company's common stock equal to 50% of the number of shares issuable upon conversion of principal and accrued interest. At the date of issuance, the warrants and the beneficial conversion feature were valued at $250,000 (the total proceeds received), which will be amortized as interest expense over the life of the debenture. On February 15, 2000, the holder of the debenture converted its debt plus accrued interest into 1,673,379 shares of common stock of the Company. In addition, on February 15, 2000, the holder exercised its warrants, and the Company issued 836,690 shares of common stock for cash proceeds of approximately $126,000.

                  LANGUAGEWARE.NET (COMPANY) AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note  4 - BUSINESS ACQUISITION

On January 14, 2000, the Company acquired all of the capital stock of Star+Globe Technologies Pte. Ltd. ("Star+Globe"), a privately-held Singapore company, in a transaction valued at approximately $6.5 million. As a result of the acquisition, Star+Globe will operate as a wholly-owned subsidiary of the Company. The operating results of this acquisition have been included in the accompanying consolidated financial statements from the date of acquisition. Subsequent to the acquisition, the name of Star+Globe was changed to WholeTree.com (Asia) Pte. Ltd.

In consideration for the Star+Globe stock, the Company issued 33,673,361 shares of its common stock valued at $4,734,475 ($0.14 per share quoted market price). At the closing, the Company issued an aggregate of 30,306,025 shares of its common stock (the "Closing Consideration"), and was required to issue up to 3,367,336 additional shares of its common stock (the "Holdback Shares") within ninety (90) days of January 14, 2000, which shares could have been reduced by any indemnification claims pursuant to the provisions of the Agreement. All Holdback Shares were issued, without reduction, on April 14, 2000. The Company has agreed to use its best efforts to register, in calendar year 2000, all of the common stock issued as consideration.

In connection with the transaction, the Company has also agreed to provide a non-qualified share option plan for employees and a director of Star+Globe wherein stock options have been granted to such employees and director to purchase an aggregate of 2,266,639 the Company's common stock valued at $1,735,183 using the Black-Scholes option pricing model at an exercise price of $0.093 per share. The stock options are exercisable immediately and expire on January 15, 2001.

The acquisition was recorded using the purchase method of accounting by which the assets were valued at fair market value at the date of acquisition. The allocation of the purchase is reflected in Note 5 below.

The following unaudited pro forma information presents the consolidated results of the operations of the Company as if the acquisition of Star+Globe occurred on January 1, 1999. The unaudited pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effected on January 1, 1999, or the results which may be obtained in the future.

                                              Three Months
                                                 Ended
                                             March 31, 1999
                                         ----------------------
   (Dollars and shares in thousands)

Net Sales                                        $    602

Loss before extraordinary item                   $ (1,282)

Net loss                                         $  (397)

Basic and diluted net loss per share:
Before extraordinary item                        $ (0.02)
Net loss per share                               $ (0.01)

Basic and diluted weighted average
number of common shares outstanding               62,965

                  LANGUAGEWARE.NET (COMPANY) AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note  5 - SUPPLEMENTAL DATA TO STATEMENTS OF CASH FLOWS

                                                                                                   Three Months Ended
                                                                                                         March 31,
                                                                                     -----------------------------------------------
                                                                                             2000                     1999
                                                                                     ----------------------   ----------------------
Supplemental Schedule of Non-Cash Investing and Financing Activities:
    Common stock issued in satisfaction of
       convertible debentures and accrued interest                                      $               998     $                  -
                                                                                     ======================   ======================
    Common stock and stock options issued in business acquisition                       $             6,470     $                  -
                                                                                     ======================   ======================
    Issuance of stock warrants in connection with
       debt extinguishments                                                             $                 -     $                306
                                                                                     ======================   ======================

Supplemental Schedule of Non-Cash Activity in Conjunction with Acquisition
  Activities
   (see Note 4 above):
    Working capital less cash acquired                                                  $                34     $                  -
    Property and equipment                                                                              133                        -
    Completed technology                                                                              3,350                        -
    Other intangible assets                                                                             800                        -
    Goodwill                                                                                            672                        -
    Common stock and stock options issued                                                            (6,470)                       -
                                                                                     ----------------------   ----------------------
    Cash acquired in business acquisition                                               $             1,481     $                  -
                                                                                     ======================   ======================

Note  6 - STOCKHOLDERS' EQUITY

On July 14, 1999, the Company entered into an agreement with a group of three investors whereby the investors purchased for $500,000, 2.4 million shares of common stock of the Company, which, after related fees, provided $459,000 to the Company. Pursuant to the terms of the agreement, one of the investors, or his assigns, was required to purchase an additional 7.1 million shares for $1,500,000 when the Company obtained a strategic partner and entered into a strategic alliance with such partner. In February 2000, the Company fulfilled its obligations under the terms of the agreement, and the investor and his assigns purchased the remaining 7.1 million shares of common stock for $1,500,000.

On November 15, 1999, the Company sold $1,000,000 of convertible debentures to L&H Investment Company, N.V. ("LHIC"). Pursuant to the terms of the debentures, any time after March 1, 2000, LHIC had the right to convert all or any portion of the unpaid principal and accrued interest into common stock of the Company at a conversion price of $0.15 per share. Also pursuant to the terms of the debentures, warrants were issued to LHIC to purchase a number of shares of common stock of the Company equal to fifty percent (50%) of the number of shares issuable upon the conversion of all the outstanding principal and accrued and unpaid interest. The exercise price of the warrants was $0.15 per share. At the date of issuance, the warrant and the beneficial conversion feature have been valued at $62,000 which was amortized as additional interest expense through the date that the holders can first convert. The unamortized discount of $35,000 as of December 31, 1999 was fully amortized to interest expense as of the date that the holders converted their debentures. Additionally, LHIC was granted the right to assign one-half, or $500,000, of the convertible debentures, which it elected to do on February 3, 2000. On February 15, 2000, the Company allowed LHIC and its assignees to convert the principal and interest into common stock and exercise the warrants in accordance with the original terms of the debentures. Consequently, on February 15, 2000, the Company issued 6.7 million shares of common stock to LHIC and its assigns upon conversion of the principal and interest; and issued 3.4 million shares of common stock upon receipt of $507,000 for the exercise of the warrants.

On February 2, 2000, the Company received $250,000 from the sale to Technology Fund II Pte. Ltd of a convertible debenture, which debenture contained essentially the same terms as the LHIC convertible debentures mentioned above, including the right of the holder of the debenture to receive warrants to purchase shares of the Company's common stock

                  LANGUAGEWARE.NET (COMPANY) AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

equal to 50% of the number of shares issuable upon conversion of the outstanding principal and accrued interest at a $0.15 exercise price. At the date of issuance, the warrants and the beneficial conversion feature have been valued at $250,000 (the total proceeds received) which was amortized as additional interest expense through the date that the holders can first convert. The Company fully amortized the $250,000 beneficial conversion feature to interest expense as of the date that the holders converted their debentures. Also, under the same terms granted to LHIC and its assigns, of which Technology Fund II Pte Ltd. was one assignee, on February 15, 2000, the outstanding principal and accrued interest of the $250,000 debenture was converted into 1.7 million shares of common stock of the Company. Concurrent with the conversion of principal and accrued interest, Technology Fund II Pte. Ltd. gave the Company $126,000 as the exercise price of the warrants contained in the $250,000 convertible debenture agreement, causing the Company to issue an additional 837,000 shares of common stock to Technology Fund II Pte. Ltd.

In March 2000, the Company received an additional $1,500,000 (reflected as common stock to be issued in the consolidated balance sheet at March 31, 2000) from Technology Fund II Pte. Ltd., and in April 2000, the Company raised another $1,000,000 from two other related party investors, for a total of $2,500,000. Pursuant to the terms of an agreement dated effective May 5, 2000, the Company will issue 2.5 million shares of its common stock to the above mentioned three investors for a purchase price equal to $1.00 per share.

For the three months ended March 31, 2000, the Company issued 537,584 shares of its common stock upon the exercise of stock options for cash proceeds of $134,000.

Note  7 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Conditions.

Introduction

This Form 10-Q for LanguageWare.net (Company) Ltd., and its subsidiaries (the "Company") contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties including, but not limited to, the timely availability of new products and services, market acceptance of the Company's existing products and services, and products and services under development, the impact of competing products, services and pricing, the availability of sufficient resources including short- and long-term financing to carry out the Company's product development and marketing plans, and quarterly fluctuations in operating results. The Company's actual results in future periods may be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities' values may be volatile and may be influenced by economic and other factors beyond the Company's control. In the context of the forward-looking information provided in this Form 10-Q, please refer to the Company's most recent Form 10-K and the Company's other filings with the Securities and Exchange Commission.

New Business Strategy
---------------------

The first quarter 2000 results reported here are those of a company in transition. LanguageWare.net (Company) Ltd., formerly Accent Software International Ltd., (the "Company" or "Languageware") was restructured after recognizing that a different type of business was needed to meet the language technology demands of today's fast-paced, Internet-based economy. Founded in 1988, the Company today is focused in a new direction. In October 1999, the Company changed its name to LanguageWare.net (Company) Ltd., recognizing that it now provides a full range of multilingual and multicultural products and services, rather than just software, to enable the demands of electronic business on a global scale.

The Company provides strategic solutions designed to help businesses, their customers, vendors, suppliers and employees around the world communicate with each other in their native languages. Languageware operates primarily through its wholly owned subsidiaries, WholeTree.com, Inc. in the U.S. and WholeTree.com
(Asia) Pte. Ltd. in Singapore, which enable global business over the Internet and brings special expertise that fosters commerce between U.S. and Asian markets.

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

Commencing in January 2000, the Company implemented its new plan to become a provider of a full range of multilingual, multicultural and multi-commerce products and services that enable customer companies to conduct business on a global scale on web sites over the Internet. As part of its plan to provide such services, on January 14, 2000, the Company acquired Star+Globe, a company that provides proprietary Asian character processing technology. The acquisition provided the Company a unique competitive advantage in developing multilingual web sites and e-business solutions for customers serving Asian markets.

In order to implement its new business strategy, the Company has embarked on an aggressive marketing and advertising campaign and significantly increased its staff in the administrative, sales and operations departments. At April 30, 2000, the Company had 73 full time employees compared to the 17 full time
employees it had at December 31, 1999.   The

Company has experienced a significant increase in its costs and expenditures as a result of its marketing and advertising campaign, increase in employees and related costs such as office lease expense, travel and entertainment, computer, furniture and other equipment costs. Through March 31, 2000 of calendar 2000, revenues have lagged behind the aforementioned costs and expenses.

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

From its inception through March 31, 2000, the Company has accumulated deficits of $57.3 million, including a net loss of $3.8 million for the quarter ended March 31, 2000, and it may continue to incur deficits through the remainder of 2000 and possibly beyond. Although the Company believes it has made substantial progress in reducing its operating expenses and operating losses, its failure to achieve its revenue plan coupled with its efforts in calendar 2000 to implement the revised operating strategy of providing business-to-business e-commerce solutions has significantly affected the Company's ability to generate adequate cash flow to meet its working capital requirements. These factors create substantial doubt about the Company's ability to continue as a going concern and there can be no assurance that the Company will be able to continue as a going concern.

Although the Company has been successful on several occasions during the past three years in raising additional working capital, primarily through the sale of convertible securities and common stock, those funds are not sufficient to meet the expected working capital requirements of the Company for calendar year 2000.

Through April 28, 2000 of calendar 2000, the Company obtained an additional $6.4 million, net of debt repayments of $59,000, from (1) $1.48 million acquired from the acquisition of Star+Globe; (2) the sale of $1.5 million of common stock pursuant to an agreement dated July 14, 1999; (3) the receipt of $767,000 from the exercise of options and warrants associated with convertible debentures sold in 1999 and 2000; (4) the sale of a $250,000 convertible debenture which was converted into common stock in February 2000; and (5) the sale of $2.5 million of common stock which has not yet been issued. The Company believes that these accomplishments, coupled with an improved revenue outlook, will be sufficient to meet its requirements for approximately the first six months of calendar year 2000. Beyond that time, the Company believes it will not generate sufficient operating cash flow to meet its needs without additional external financing. There is no assurance that the Company's efforts to obtain such financing will be successful. Any failure on the part of the Company to secure required financing will have a material adverse impact on the Company and may cause the Company to cease operations.

Results of Operations

The Company incurred a loss of $3.8 million during the first quarter of 2000 on revenue of $801,000 compared to an operating loss of $655,000, before an extraordinary gain of $885,000 from debt extinguishment, on revenue of $471,000 during the first quarter of 1999.

The decrease in the Company's operating results was primarily the result in increases of all categories of operating costs and expenses, which increases are due to the implementation in the current period of the Company's new business operating strategy.

    Net Sales. Commencing in the first quarter of calendar 2000, management shifted the Company's focus to generating revenue from business customers for whom the Company will develop multilingual web sites and e-business solutions. Customer interest in the Company's new services has been positive as supported by the number of requests for proposals for such services from potential customers.

Net sales increased 70.1% to $801,000 in the first quarter of 2000 from $471,000 in the comparable period of 1999. The increase is primarily as result of the acquisition of Star+Globe in January 2000. The three month period of 2000 includes revenues of Star+Globe whereas the 1999 comparable period does not. For the three month periods of both 2000 and 1999 revenues were primarily derived from sales of translation services generated through traditional sales methods. Because the Company is in the early stages of focusing its marketing and sales efforts on e-business solutions, the benefits, if any, from such efforts have yet to be realized.

    Professional Services. Professional services represents third party and internal costs of providing services to the Company's customers. Primarily due to the increase in the first quarter of 2000 of professional staff employed by the Company to pursue its new business strategy, such costs increased $271,000, or 111.5%, from $243,000 in the three month period of 1999 to $514,000 in the comparable period of 2000. At March 31, 1999, the Company employed two (2) staff members who provided such services as compared to twenty (20) employed at March 31, 2000. The significant increase in the number of such employees reflects the Company's anticipation of its need to service new customers acquired as a result of its efforts to implement its new business strategy.

    Product Development Costs. Product development costs are comprised primarily of salaries of software engineers employed by the Company. Such costs increased $227,000 from $21,000 in the first quarter of 1999 to $248,000 in the comparable period of 2000 primarily as a result of the software engineers acquired with the purchase of Star+Globe in January 2000.

    Sales and Marketing Expenses. The Company's marketing expenses were $2,260,000 during the three months ended March 31, 2000, an increase of $2,130,000 from $130,000 during the three months ended March 31, 1999.

Sales and marketing staff was increased from five (5) personnel at March 31, 1999 to twenty-seven (27) at March 31, 2000, plus, marketing and advertising costs of approximately $1.7 million were incurred in the first quarter of 2000, whereas no such costs were incurred in the comparable period of 1999. The significant increases in the first quarter of 2000 in the sales and marketing staff and marketing and advertising costs reflects the Company's efforts to implement its new business strategy and the acquisition of Star+Globe in January 2000.

    General and Administrative Expenses. General and administrative expenses during the most recent quarter were $1,300,000 compared to $505,000 during the same quarter of 1999. The increase of $795,000, 157%, is primarily attributable to an increase in depreciation and amortization of intangible assets, administrative personnel and related additional costs such as office space, telephone and supplies resulting from the acquisition of Star+Globe in January 2000. Additionally, the Company incurred an increase in such expenses as a result of implementing its new business strategy.

    Other Expenses. The Company incurred $293,000 in net other expenses during the three months ended March 31, 2000, compared to $227,000 in net other expenses during the three months ended March 31, 1999 for an increase of $66,000, or 29%. The amounts recorded in the three month periods of both 2000 and 1999 consist primarily of amortized interest expense related to convertible debt issued in such periods.

    Extraordinary Gain on Debt Extinguishment. The Company recognized an extraordinary gain of $885,000 in the first quarter of 1999 as a result of the extinguishment of $1,180,000 of long-term debt, plus $11,000 of accrued interest, in exchange for the issuance of a warrant to the lender to receive 2,448,000 shares of the Company's common stock anytime after January 25, 2001, but before January 25, 2006. The warrant was valued at $306,000 using the Black-Scholes option pricing model. No such gain or loss was reported in the first quarter of 2000. The extraordinary gain amounted to $0.03 per share on a per share basis.

    Net Income (Loss). The Company recognized a net loss of $3,814,000, or $0.05 per share, for the three months ended March 31, 2000, compared to net income of $230,000, or $0.01 per share, for the three months ended March 31, 1999.

Liquidity and Capital Resources

For the three month period ended March 31, 2000, the Company's operating activities used cash of $1,743,000 compared to $486,000 used during the comparable period of 1999.

Although the Company has been successful on several occasions during the past three years in raising additional working capital, primarily through the sale of convertible securities and common stock, those funds are not sufficient to meet the expected working capital requirements of the Company for calendar year 2000. The Company secured approximately $5.4 million, net of debt repayments of $59,000, in additional working capital during the first quarter of 2000 from the acquisition of Star+Globe, the sale of common stock, the exercise of warrants and options, and the issuance of a convertible debenture. The Company believes that these funds will be sufficient to meet its requirements through June, 2000. When these funds are exhausted or if the Company's current working capital falls short of its requirements due to revenue shortfalls or other unanticipated contingencies, the Company will need to seek additional financing. Although management currently is seeking additional financing, there is no assurance that the Company will be successful in securing additional working capital and any failure on the part of the Company to do so will have a material adverse impact on the Company and may cause the Company to cease operations.

Management has taken additional steps in securing additional external financing. At its next annual meeting, scheduled for June 7, 2000, shareholders will be asked to approve an increase of 60,000,000 shares of authorized common stock. Management believes that shareholder approval of an increase in its capitalization will provide a sufficient number of unreserved and unissued shares to pursue, among other things, equity financing transactions and strategic alliances. To increase revenues, management is actively proceeding with the implementation of its new business strategy of providing business-to-business e-commerce solutions.

The Company's investing activities for the first three months of 2000 provided cash of $1,347,000. The Company received $1,481,000 in cash from the acquisiton of Star+Globe on January 14, 2000 and used cash of $121,000 for expenditures on furniture and equipment necessary to implement its new business strategy. Such amounts were immaterial in the comparable period of 1999.

Financing activities provided cash of $3,958,000 and $600,000 during the three month periods ending March 31, 2000 and 1999, respectively. During the three month period of 2000, the Company (1) sold common stock for $1,500,000 pursuant to an agreement dated July 14, 1999; (2) sold another $1,500,000 of common stock to be issued pursuant to an agreement tentatively scheduled for closing in May 2000; (3) received $633,000 from the exercise of warrants attached to convertible debentures sold in 1999 and February 2000; (5) sold a convertible debenture for $250,000 which was converted into common stock in February 2000;
(6) received $134,000 from the exercise of employee and non-employee share options; and (7) repaid its bank loan of $59,000.

Year 2000

Since the beginning of 2000, the Company did not have any interruptions of its business due to the Year 2000 issue. During the next few months, the Company will continue to monitor its operations and assess whether the Year 2000 issue has an impact on the Company.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short term maturities, and the related market risk is not considered material. The Company's line of credit has a variable interest rate. The Company's management believes that fluctuations in interest rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flow.

Part II - Other Information

Item 2.    Changes in Securities and Use of Proceeds

All of the securities described in this section were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. Each of the investors to whom the securities were issued is an accredited investor under Regulation D, and each investor was required to present the Registrant with a written representation as to their accredited investor status.

     (1) On January 14, 2000, the Registrant acquired all of the outstanding capital stock of Star+Globe Technologies Pte. Ltd., a Singapore corporation, ("Star+Globe") by issuing 33,673,361 unregistered ordinary shares, with a market value of $4,734,475 on such date, to the shareholders of Star+Globe.

     (2) On July 14, 1999, the Registrant entered into an agreement with a group of investors whereby the investors purchased for $500,000, 2.4 million ordinary shares of the Company, which, after related fees, provided $459,000 to the Company. Pursuant to the terms of the agreement, one of the investors, or his assigns, was required to purchase an additional 7,142,858 shares for $1,500,000 when the Company obtained a strategic partner and entered into a strategic alliance with such partner. In January and February 2000, the Company fulfilled its obligations under the terms of the agreement, and the investor and his assigns purchased the remaining 7,142,858 shares of common stock for $1,500,000. Although none of the shares have been registered under the Securities Act, the terms of the agreement require the Registrant to do so. The following table sets forth the names of the investors, the number of ordinary shares purchased by each investor and the aggregate purchase price paid by each investor:

                                   Ordinary Shares                          Offering
        Name of Investor              Purchased             Date              Price
--------------------------------  ------------------  ----------------  -----------------
Jonathan M. Thomas                         1,190,476  January 14, 2000         $  250,000
Charles Brodie Pugh                          476,191  January 14, 2000         $  100,000
British Colony Investments, LLC              714,286  January 14, 2000         $  150,000
Dietrich & Forcart                         1,190,476  January 14, 2000         $  250,000
Barbara M. Thomas Trust                    1,190,476  February 4, 2000         $  250,000
Jack Vickers, III                          1,428,572  February 4, 2000         $  300,000
Carolyn C. Vickers                           952,381  February 4, 2000         $  200,000
                                  ------------------                     ----------------
                                           7,142,858                           $1,500,000
                                  ==================                     ================


     (3) On November 15, 1999, the Registrant sold $1,000,000 of convertible debentures to L&H Investment Company, N.V. ("LHIC"). Pursuant to the terms of the debentures, any time after March 1, 2000, LHIC had the right to convert all or any portion of the unpaid principal and accrued interest into ordinary shares of the Registrant at a conversion price of $0.15 per share. Also pursuant to the terms of the debentures, warrants were issued to LHIC to purchase a number of ordinary shares of the Registrant equal to fifty percent (50%) of the number of shares issuable upon the conversion of all the outstanding principal and accrued and unpaid interest. The exercise price of the warrants was $0.15 per share. Additionally, LHIC was granted the right to assign one-half, or $500,000, of the convertible debentures, which it elected to do on February 3, 2000. On February 15, 2000, the Registrant allowed LHIC and its assignees to convert the principal and interest into ordinary shares and exercise the warrants in accordance with the original terms of the debentures. The following table sets forth the names of the investors, the number of unregistered ordinary shares issued upon conversion of principal and accrued interest, the number of unregistered ordinary shares issued upon exercise of warrants attached to the debentures, and the aggregate purchase price paid by each investor upon exercise of such warrants:

                                     Ordinary Shares
                                       Issued Upon       Ordinary Shares
                                      Conversion of        Issued Upon          Aggregate
                                      Principal and        Exercise of       Exercise Price
         Name of Investor                Interest           Warrants           of Warrants
-----------------------------------  ----------------  -------------------  -----------------
Technology Fund II Pte. Ltd.                  569,498              284,749        $ 42,712.35
L&H Investment Company, N.V.                4,002,878            2,001,439        $300,215.85
Seed Ventures II Limited                      393,900              196,950        $ 29,542.50
InfoTech Ventures Limited                     393,900              196,950        $ 29,542.50
Vertex Technology Fund Ltd.                   711,872              355,936        $ 53,390.40
NIF Asian Pre-IPO Fund Ltd.                   177,968               88,984        $ 13,347.60
Asian Pacific Ventures II Ltd.                177,968               88,984        $ 13,347.60
James L. Kelley                                58,195               29,098        $  4,364.70
WIIG Global Ventures Pte. Ltd.                280,008              140,004        $ 21,000.60
                                     ----------------  -------------------  -----------------
       Total                                6,766,187            3,383,094        $507,464.10
                                     ================  ===================  =================

     (4) On February 2, 2000, the Registrant sold to Technology Fund II Pte. Ltd for $250,000 a convertible debenture containing essentially the same terms as the LHIC convertible debentures mentioned above, including the right of the holder of the debenture to receive warrants to purchase ordinary shares of the Registrant equal to 50% of the number of shares issuable upon conversion of the outstanding principal and accrued interest at an exercise price of $0.15 per share. Also, under the same terms granted to LHIC and its assigns, on February 15, 2000, the outstanding principal and accrued interest of the $250,000 debenture was converted into 1,673,379 unregistered ordinary shares of the Registrant. Concurrent with the conversion of principal and accrued interest, Technology Fund II Pte. Ltd. gave the Registrant $125,503.50 as the exercise price of the warrants contained in the $250,000 convertible debenture agreement, and the Registrant issued an additional 836,690 unregistered ordinary shares to Technology Fund II Pte. Ltd.

Item 6.   Exhibits and Reports on Form  8-K

(a)  Exhibits

         3.1(a)  -  Memorandum of Association of Registrant (filed as Exhibit
                    3.1(a) to the Company's Registration Statement No. 33-
                    92754).*

         3.1(b)  -  Certificate of Name Change dated October 23, 1994 (filed as
                    Exhibit 3.1(b) to the Company's Registration Statement No. 33-92754).*

         3.1(c)  -  Certificate of Name Change dated April 23, 1995 (filed as
                    Exhibit 3.1(c) to the Company's Registration Statement No.33-92754).*

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

  ______________
* Incorporated by reference.

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

  ______________
* Incorporated by reference.

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
                 (1988) Ltd., Robert Rosenschein, Dr. Jeffrey Rosenschein, Pal-Ron Marketing, Ltd., Accent Software Partners, KZ Overseas Holding Corp. and IMR Investments V.O.F., dated May 11, 1994, as amended July 20, 1995 (filed as Exhibit 10.2 to the Company's Form 10-K on April 1, 1996).

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
                 identical in all material respects to the warrant agreement
                 (filed as Exhibit 10.4(b) to theCompany's Registration
                 Statement No. 33-92754).*

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
                 as Exhibit 4.2 to the Company's Registration Statement No. 333-
                 04285).*

    10.6(c)   -  Non-Employee Director Share Option Plan (1995) (filed as
                 Exhibit 10.7(b) to the Company's Registration Statement No. 33-
                 92754).*

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


  ______________
* Incorporated by reference.

         10.6(h) -  CEO Share Option Plan (1999) (filed as Exhibit 10.6(f) to the Company's Form 10-Q on August 11, 1999)*

         10.6(i) -  LanguageWare.net (Company) Ltd. Star+Globe Share Option Plan
                    (2000) (filed as Exhibit 10.6(i) to the Company's Form 10-K on March 30, 2000)*

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

         21      -  Subsidiaries of Registrant (filed as Exhibit 21 to the
                    Company's Form 10-K filed on March 30, 2000)*

         27      -  Financial Data Schedule
  ______________
* Incorporated by reference.

(b)     Reports on Form 8-K

        (1) On January 28, 2000, the Registrant filed a Current Report on Form 8-K as amended on March 29, 2000, reporting the acquisition of Star+Globe Technologies Pte. Ltd., a Singapore company.

        (2)  On February 22, 2000, the Registrant filed a Current Report on
             Form 8-K as amended on February 25, 2000, reporting a change in its certifying accountant from Luboshitz Kasierer to BDO Seidman, LLP for the year ended December 31, 1999 and that BDO Shlomo Ziv & Co. had been engaged for the re-audit of the Registrant's consolidated financial statements for the years ended December 31, 1998 and 1997.



SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LANGUAGEWARE.NET (COMPANY) LTD.
                                         (Registrant)



Date:  May 12, 2000             by: /S/  Thomas B Foster
       ------------                 -------------------
                                    Thomas B. Foster
                                    (Principal Financial Officer)