Form 10-Q
period 2000-06-30
LANGUAGEWARE NET CO LTD
filed 2000-08-11
CIK 945321

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2000.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________ to
     __________.


                         Commission file number: 0-26394



                         LANGUAGEWARE.NET (COMPANY) LTD.
--------------------------------------------------------------------------------
                    (Exact Name of Registrant in its Charter)


              Israel                                                N/A
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


       102 South Tejon Street, Suite 320, Colorado Springs, Colorado 80903
                                  719-955-3400
--------------------------------------------------------------------------------
     (Address, Including Zip Code, and Telephone Number, Including Area Code
                  of Registrant's Principal Executive Offices.)


                                       N/A
--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


On August 2, 2000, the registrant had outstanding 104,116,808 Ordinary Shares (including 2,000 Ordinary Shares included in the registrant's outstanding Units).

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      U.S. dollars and shares in thousands


                                                                 JUNE 30,     DECEMBER 31,
                                                                   2000          1999
                                                                 --------     ------------
                               ASSETS                          (Unaudited)      (Audited)
CURRENT ASSETS
   Cash and cash equivalents                                     $  2,266      $    249
   Trade receivables, net of allowance of
      $119 and $113                                                   469           460
   Other receivables                                                    1            53
   Prepaid expenses                                                    15            77
                                                                 --------      --------
        Total current assets                                        2,751           839
EQUIPMENT
   Cost                                                               689           182
   Less - accumulated depreciation                                    231           128
                                                                 --------      --------
        Equipment, net                                                458            54
INTANGIBLE ASSETS
  Completed technology                                              3,350            --
  Other intangible assets                                             800            --
  Goodwill                                                            672            --
                                                                 --------      --------
                                                                    4,822            --
   Less - accumulated amortization                                    772            --
                                                                 --------      --------
        Intangible assets, net                                      4,050            --
OTHER LONG-TERM ASSETS                                                 92            16
                                                                 --------      --------
        Total assets                                             $  7,351      $    909
                                                                 ========      ========

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                               $    493      $    282
  Accrued liabilities                                                 435           139
  Line-of-credit                                                       --            59
  Convertible debentures                                               --           965
                                                                 --------      --------
        Total current liabilities                                     928         1,445
                                                                 --------      --------

SHAREHOLDERS' EQUITY (DEFICIT)
   Convertible preferred stock, par value NIS 0.01,
    authorized 10,000 shares:
      Series C - issued and outstanding 0 and 4                        --            --
      Series D - issued and outstanding 0 and 2,885                    --             7
   Common stock, par value NIS 0.01,
    authorized 190,000 shares; issued and
    outstanding 104,117 and 32,721                                    251            85
   Additional paid-in capital                                      66,507        52,816
   Common stock to be issued                                          500            --
   Accumulated deficit                                            (60,835)      (53,444)
                                                                 --------      --------
        Total shareholders' equity (deficit)                        6,423          (536)
                                                                 --------      --------
        Total liabilities and shareholders' equity (deficit)     $  7,351      $    909
                                                                 ========      ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       U.S. dollars and shares in thousands (except per share information)


                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                           ----------------------      ----------------------
                                                             2000          1999          2000          1999
                                                           --------      --------      --------      --------
                                                          (Unaudited)  (Unaudited)    (Unaudited)   (Unaudited)
NET SALES                                                  $    682      $    540      $  1,483      $  1,011

OPERATING COSTS AND EXPENSES
  Professional services                                         481           305           995           548
  Product development costs                                     269            33           517            54
  Sales and marketing expenses                                1,984           148         4,244           278
  General and administrative expenses                         1,528           384         2,828           889
                                                           --------      --------      --------      --------

  Total operating costs and expenses                          4,262           870         8,584         1,769
                                                           --------      --------      --------      --------

OPERATING LOSS                                               (3,580)         (330)       (7,101)         (758)

OTHER INCOME (EXPENSE), NET                                       3          (397)         (290)         (624)
                                                           --------      --------      --------      --------

LOSS BEFORE EXTRAORDINARY ITEM                               (3,577)         (727)       (7,391)       (1,382)

Extraordinary gain on debt extinguishment (less income
  taxes of $0)                                                   --            --            --           885
                                                           --------      --------      --------      --------

NET LOSS                                                   $ (3,577)     $   (727)     $ (7,391)     $   (497)
                                                           ========      ========      ========      ========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
    Loss before extraordinary item                         $  (0.04)     $  (0.02)     $  (0.09)     $  (0.05)
    Extraordinary item                                           --            --            --          0.03
                                                           --------      --------      --------      --------
NET LOSS PER COMMON SHARE                                  $  (0.04)     $  (0.02)     $  (0.09)     $  (0.02)
                                                           ========      ========      ========      ========

Basic and diluted weighted average
  number of common shares outstanding                        94,325        29,292        82,319        29,292
                                                           ========      ========      ========      ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      U.S. dollars and shares in thousands


                                                             Convertible
                                                           Preferred Stock             Common Stock
                                                      -----------------------     ----------------------
Six Months Ended June 30, 2000 (unaudited)             Shares       Par Value      Shares      Par Value
                                                      --------      ---------     --------     ---------
BALANCE, December 31, 1999                               2,889      $      7        32,721     $     85

 Issuance of common stock for
     cash, net of offering costs
     of $1  (Note 5)                                        --            --        12,500           31

 Issuance of common stock upon
     conversion of convertible
     debentures and accrued
     interest (Note 5)                                      --            --         8,441           21

 Issuance of common stock
     upon conversion of convertible
     preferred stock (Note 5)                           (2,889)           (7)       11,774           28

 Issuance of common stock
     and stock options for business
     acquisition (Note 3)                                   --            --        33,673           74

 Issuance of common stock for
     cash upon exercise of stock
     options (Note 5)                                       --            --           788            2

 Issuance of common stock for
     cash upon exercise of stock
     warrants (Note 5)                                      --            --         4,220           10

 Issuance of stock warrants for
     interest expense (Note 5)                              --            --            --           --

 Issuance of stock options for
     services (Note 5)                                      --            --            --           --

 Net loss                                                   --            --            --           --

                                                      --------      --------      --------     --------

BALANCE, June 30, 2000                                      --      $     --       104,117     $    251
                                                      ========      ========      ========     ========



                                                      Additional      Common                       Total
                                                        Paid-In     Stock To Be  Accumulated   Stockholders'
Six Months Ended June 30, 2000 (unaudited)              Capital        Issued      Deficit    Equity (Deficit)
                                                      ----------    -----------  -----------  ----------------
BALANCE, December 31, 1999                              $ 52,816      $     --     $(53,444)     $   (536)

 Issuance of common stock for
     cash, net of offering costs
     of $1  (Note 5)                                       4,969           500           --         5,500

 Issuance of common stock upon
     conversion of convertible
     debentures and accrued
     interest (Note 5)`                                    1,244            --           --         1,265

 Issuance of common stock
     upon conversion of convertible
     preferred stock (Note 5)                                (21)           --           --            --

 Issuance of common stock
     and stock options for business
     acquisition (Note 3)                                  6,396            --           --         6,470

 Issuance of common stock for
     cash upon exercise of stock
     options (Note 5)                                        198            --           --           200

 Issuance of common stock for
     cash upon exercise of stock
     warrants (Note 5)                                       623            --           --           633

 Issuance of stock warrants for
     interest expense (Note 5)                               250            --           --           250

 Issuance of stock options for
     services (Note 5)                                        32            --           --            32

 Net loss                                                     --            --       (7,391)       (7,391)

                                                        --------      --------     --------      --------

BALANCE, June 30, 2000                                  $ 66,507      $    500     $(60,835)     $  6,423
                                                        ========      ========     ========      ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      U.S. dollars and shares in thousands


                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                              --------------------
                                                                               2000         1999
                                                                              -------      -------
                                                                            (Unaudited)  (Unaudited)
OPERATING ACTIVITIES
    Net loss                                                                  $(7,391)     $  (497)
    Adjustments to reconcile net loss to net cash
        used in operating activities
          Depreciation and amortization                                           875           36
          Services paid with options                                               32           --
          Change in allowance for doubtful accounts                                 6         (117)
          Change in realizable value of trade credits                              --           50
          Non-cash interest expense                                               300          600
          Extraordinary gain
                                                                                   --         (885)
          Changes in assets and liabilities, net of business combination:
             Decrease in trade receivables                                        717          192
             (Increase) decrease in other receivables                              52          (16)
             Decrease in prepaid expenses                                          62            5
             Decrease in inventories                                               --            7
             Decrease in payables & accruals                                     (191)         (93)
             Decrease in severance liability                                       --          (15)
                                                                              -------      -------
    Net cash used in operating activities                                      (5,538)        (733)
                                                                              -------      -------

INVESTING ACTIVITIES
    Cash acquired in business acquisition                                       1,481           --
    Acquisition of equipment                                                     (374)          (1)
    Increase in other assets                                                      (76)          --
                                                                              -------      -------
Net cash provided by (used in) investing activities                             1,031           (1)
                                                                              -------      -------

FINANCING ACTIVITIES
    Repayment of bank loans                                                       (59)          --
    Net proceeds received on issuance of common stock                           5,000           --
    Net proceeds received from common stock to be issued                          500           --
    Net proceeds received on exercise of warrants and options                     833           --
    Net proceeds received on issuance of convertible debt                         250          600
                                                                              -------      -------
Net cash provided by financing activities                                       6,524          600
                                                                              -------      -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                2,017         (134)
    Cash and cash equivalents, beginning of period                                249          141
                                                                              -------      -------
    Cash and cash equivalents, end of period                                  $ 2,266      $     7
                                                                              =======      =======


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of LanguageWare.net (Company) Ltd., and its subsidiaries ("the Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information. The significant accounting policies, certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. In the opinion of management, all adjustments (consisting of adjustments of a normal, recurring nature) necessary for a fair presentation of these financial statements have been reflected in the interim periods presented. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Although the Company believes that the disclosures presented herein are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and footnotes included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

INTANGIBLE ASSETS

Intangible assets, arising from the Company's acquisition of Star+Globe Technologies Pte. Ltd. (see Note 3), are being amortized over the estimated period the assets are expected to benefit the Company as indicated in the following table.

                                         Estimated Life
                                             In Years
                                         --------------
         Completed technology                   3
         Other intangible assets             3  to 4
         Goodwill                               5

NET LOSS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

For the six month periods ended June 30, 2000 and 1999, total stock options of 13,181,430 and 4,014,551, total stock warrants of 14,894,194 and 15,353,694 and convertible preferred stock convertible into common stock of 0 and 11,773,763 were not included in the computation of diluted income (loss) per share because their effect was anti-dilutive.

NOTE 2 - GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The report of the Company's Independent Auditors (included in the Company's 1999 Annual Report on Form 10-K), raises doubt about the Company's ability to continue as a going concern. Management acknowledges that the Company's history of operating losses and operating cash flow deficits raises legitimate concern about the Company's longer term prospects.

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


As of June 30, 2000 and December 31, 1999, the Company had accumulated deficits of $60.8 million and $53.4 million, respectively. For the six months ended June 30, 2000, the Company incurred a loss of $7.4 million and recognizes that it may continue to incur operating losses through the remainder of 2000 and possibly beyond. Furthermore, the Company embarked on a new business operating strategy commencing January 2000 and does not expect to generate sufficient cash from such new operating strategy to finance its operations in the near term. Consequently, the Company will be dependent upon external sources to meet its liquidity requirements for the foreseeable future. Additionally, the Company plans to increase revenues through the successful implementation of its new business strategy of providing multilingual, multicultural and multi-commerce products and services enabling business to be conducted on web sites via the Internet.

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

To further enhance its competitive advantage, the Company acquired Star+Globe Technologies Pte. Ltd. ("Star+Globe") on January 14, 2000 (see Note 3). Star+Globe owns proprietary Asian character processing technology and provides Asian languages translation services.

As of June 30, 2000 the Company's cash balance was $2.3 million compared to $249,000 at December 31, 1999. The increase is primarily attributable to cash raised in the amount of $5.5 million from the sale of common stock, approximately $1.5 million of cash acquired from the acquisition of Star+Globe Technologies Pte. Ltd., and $833,000 received from the exercise of stock options and stock warrants attached to convertible debentures sold in calendar 1999 and February 2000, net of cash used since the beginning of the fiscal year.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern (see additional discussion in Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources).

NOTE 3 - BUSINESS ACQUISITION

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

In connection with the transaction, the Company agreed to provide a non-qualified share option plan for employees and a director of Star+Globe wherein stock options have been granted to such employees and director to purchase an aggregate of 2,266,639 shares of the Company's common stock, valued at $1,735,183 using the Black-Scholes option pricing model, at an exercise price of $0.093 per share. The stock options are exercisable immediately and expire ten years from the date of grant so long as the option holder remains an employee of the Company.

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The acquisition was recorded using the purchase method of accounting by which the assets were valued at fair market value at the date of acquisition. The allocation of the purchase is reflected in Note 4 below.

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                                                     Six Months
                                                        Ended
                                                    June 30, 1999
                                                    -------------
(Dollars and shares in thousands)
Net Sales                                              $  1,367

Loss before extraordinary item                         $ (2,655)

Net loss                                               $ (1,770)

Basic and diluted net loss per share:
  Before extraordinary item                            $  (0.04)
  Net loss per share                                   $  (0.03)

Basic and diluted weighted average
  number of common shares outstanding                    62,965


NOTE 4 - SUPPLEMENTAL DATA TO STATEMENTS OF CASH FLOWS


                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                          --------------------
                                                                                           2000          1999
                                                                                          -------      -------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Common stock issued in satisfaction of
       convertible debentures and accrued interest                                        $ 1,265      $    --
                                                                                          =======      =======
    Common stock and stock options issued in business acquisition                         $ 6,470      $    --
                                                                                          =======      =======
    Preferred converted into common stock                                                 $     7      $    --
                                                                                          =======      =======
    Preferred stock issued in satisfaction of
       convertible debt                                                                   $    --      $   625
                                                                                          =======      =======
    Issuance of stock warrants in connection with
       debt extinguishment                                                                $    --      $   306
                                                                                          =======      =======
    Issuance of stock warrants in connection with
       convertible preferred stock                                                        $    --      $   600
                                                                                          =======      =======

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY IN CONJUNCTION WITH ACQUISITION ACTIVITIES
    Working capital less cash acquired                                                    $    34      $    --
    Property and equipment                                                                    133           --
    Completed technology                                                                    3,350           --
    Other intangible assets                                                                   800           --
    Goodwill                                                                                  672           --
    Common stock and stock options issued                                                  (6,470)          --
                                                                                          -------      -------
    Cash acquired in business acquisition                                                 $ 1,481           $-
                                                                                          =======      =======

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY

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

On November 15, 1999, the Company sold $1,000,000 of convertible debentures to L&H Investment Company, N.V. ("LHIC"). Pursuant to the terms of the debentures, any time after March 1, 2000, LHIC had the right to convert all or any portion of the unpaid principal and accrued interest into common stock of the Company at a conversion price of $0.15 per share. Also pursuant to the terms of the debentures, warrants were issued to LHIC to purchase a number of shares of common stock of the Company equal to fifty percent (50%) of the number of shares issuable upon the conversion of all the outstanding principal and accrued and unpaid interest. The exercise price of the warrants was $0.15 per share. At the date of issuance, the warrant and the beneficial conversion feature were valued at $62,000 which was amortized as additional interest expense through the date that the holders could first convert. The unamortized discount of $35,000 as of December 31, 1999 was fully amortized to interest expense as of the date that the holders converted their debentures. Additionally, LHIC was granted the right to assign one-half, or $500,000, of the convertible debentures, which it elected to do on February 3, 2000. On February 15, 2000, the Company allowed LHIC and its assignees to convert the principal and interest into common stock and exercise the warrants in accordance with the original terms of the debentures. Consequently, on February 15, 2000, the Company issued 6.7 million shares of common stock to LHIC and its assigns upon conversion of the principal and interest; and issued 3.4 million shares of common stock upon receipt of $507,000 for the exercise of the warrants.

On February 2, 2000, the Company raised $250,000 from the sale of a convertible debenture to Technology Fund II Pte. Ltd., which debenture contained essentially the same terms as the LHIC convertible debentures mentioned above, including the right of the holder of the debenture to receive warrants to purchase shares of the Company's common stock equal to 50% of the number of shares issuable upon conversion of the outstanding principal and accrued interest at a $0.15 per share exercise price. At the date of issuance, the warrants and the beneficial conversion feature were valued at $250,000 (the total proceeds received) which was amortized as additional interest expense through the date that the holders could first convert. The Company fully amortized the $250,000 beneficial conversion feature to interest expense as of the date that the holders converted their debentures. Also, under the same terms granted to LHIC and its assigns, of which Technology Fund II Pte Ltd. was one assignee, on February 15, 2000, the outstanding principal and accrued interest of the $250,000 debenture was converted into 1.7 million shares of common stock of the Company. Concurrent with the conversion of principal and accrued interest, Technology Fund II Pte. Ltd. gave the Company $126,000 as the exercise price of the warrants contained in the $250,000 convertible debenture agreement, causing the Company to issue an additional 837,000 shares of common stock to Technology Fund II Pte. Ltd.

In March 2000, the Company received $1.5 million from Technology Fund II Pte. Ltd., and in April 2000, the Company raised another $1.0 million from two other related party investors, for a total of $2.5 million. Pursuant to the terms of an agreement dated effective May 15, 2000, the Company issued 2,857,143 shares of its common stock to the above mentioned three investors for a purchase price equal to $0.875 per share.

In May 2000, Lernout & Hauspie Speech Products converted its 4,000 shares of convertible Class C preferred stock into 8,888,889 shares of the Company's common stock at a conversion price of $0.45 per share.

In May 2000, LHIC converted its 2,884,874 shares of convertible Class D preferred stock into 2,884,874 shares of the Company's common stock at a conversion rate of one common share per each preferred share converted.

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


In June 2000, the Company sold 5,000,000 common shares for $2.0 million of which $1.0 million was received from Technology Fund II Pte. Ltd. and $500,000 (reflected as common stock to be issued in the consolidated balance sheet at June 30, 2000) from the brother of Mr. Thomas Denys, LHIC's designee member to the Company's board of directors. In July 2000, the Company received the remaining amount due of $500,000 from the brother of Mr. Thomas Denys. Pursuant to the terms of an agreement dated effective June 30, 2000, the Company issued 2,500,000 shares of its common stock to Technology Fund II Pte. Ltd. and will issue 2,500,000 shares of its common stock to the brother of Mr. Thomas Denys, for a purchase price equal to $0.40 per share.

For the six months ended June 30, 2000, the Company issued 787,834 shares of its common stock upon the exercise of stock options for cash proceeds of $200,162.

For the six months ended June 30, 2000, the Company issued 4,219,784 shares of its common stock upon the exercise of stock warrants for cash proceeds of $632,968.

NOTE 6 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") has recently issued Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, amended by SFAS No. 137, established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will have no material impact on the Company's consolidated financial statements.

In March 2000, the FASB issued Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of the cost. Currently, as the Company has no web site development costs, the adoption of EITF 00-2 would have no impact on the Company's financial condition or results of operations. To the extent the Company begins to enter into such transactions in the future, the Company will adopt the Issue's disclosure requirements in the quarterly and annual financial statements for the year ending December 31, 2000.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which is effective July 1, 2000, except that certain conclusions in this interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This interpretation clarifies the application of APB Opinion 25 for certain issues relating to stock issued to employees. The Company believes that its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 will have no material impact on the Company's financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

INTRODUCTION

This Form 10-Q for LanguageWare.net (Company) Ltd., and its subsidiaries (the "Company") contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties including, but not limited to, the timely availability of new products and services, market acceptance of the Company's existing products and services, and products and services under development, the impact of competing products, services and pricing, the availability of sufficient resources including short and long-term financing to carry out the Company's product development and marketing plans, and quarterly fluctuations in operating results. The Company's actual results in future periods may be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities' values may be volatile and may be influenced by economic and other factors beyond the Company's control. In the context of the forward-looking information provided in this Form 10-Q, please refer to the Company's most recent Form 10-K and the Company's other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The Company incurred a loss of $3.6 million during the second quarter of 2000 on revenue of $682,000 compared to an operating loss of $727,000 on revenue of $540,000 during the second quarter of 1999. The Company incurred a loss of $7.4 million for the six months ended June 30, 2000, on revenue of $1.5 million compared to an operating loss of $1.4 million on revenue of $1.0 million for the comparable period of 1999.

The decrease in the Company's operating results was primarily the result in increases of all categories of operating costs and expenses, which increases are due to the implementation of the Company's new business operating strategy, beginning in the first quarter and continuing through the second quarter of 2000.

     NET SALES. Commencing in the first quarter of calendar 2000, management shifted the Company's focus to generating revenue from business customers for whom the Company will develop multilingual web sites and e-business solutions. Customer interest in the Company's new services has been positive as supported by the number of requests for proposals for such services from potential customers.

Net sales increased 26.3% to $682,000 during the second quarter of 2000 from $540,000 in the comparable period of 1999. For the first six months of 2000, net sales increased 46.7% to $1,483,000 from $1,011,000 in the comparable period of 1999. The increase is primarily a result of the acquisition of Star+Globe in January 2000. The three month and six month periods of 2000 include revenues of Star+Globe whereas the 1999 comparable periods do not. For the three month and six month periods of both 2000 and 1999 revenues were primarily derived from sale of translation services generated through traditional sales methods. Because the Company is in the early stages of focusing its marketing and sales efforts on e-business solutions, the benefits, if any, from such efforts have yet to be realized.

     PROFESSIONAL SERVICES. Professional services represents third party and internal costs of providing services to the Company's customers. Primarily due to the increase during the second quarter and in the first six months of 2000 of professional staff employed by the Company to pursue its new business strategy, such costs increased $176,000, or 57.7%, and $447,000, or 81.6%, from $305,000 and $548,000 during the second quarter and the first six months of 1999 to $481,000 and $995,000 in the comparable periods of 2000. At June 30, 1999, the Company employed two (2)staff members who provided such services as compared to thirteen (13) employed at June 30, 2000. The significant increase in the number of such employees reflects the Company's anticipation of its need to service new customers acquired as a result of its efforts to implement its new business strategy.

     PRODUCT DEVELOPMENT COSTS. Product development costs are comprised primarily of salaries of software engineers employed by the Company. Such costs increased $236,000 and $463,000 from $33,000 and $54,000 during the second quarter and the first six months of 1999 to $269,000 and $517,000 in the comparable periods of 2000 primarily as a result of the software engineers acquired with the purchase of Star+Globe in January 2000.

     SALES AND MARKETING EXPENSES. The Company's sales and marketing expenses were $1,984,000 and $4,244,000 for the second quarter of 2000 and the first six months of 2000, an increase of $1,836,000 and $3,966,000 from $148,000 and
$278,000 during the comparable periods of 1999.

Sales and marketing staff was increased from five (5) personnel at June 30, 1999 to twenty-five (25) at June 30, 2000, plus, marketing and advertising costs of approximately $1.1 and $2.9 million were incurred in the second quarter and the first six months of 2000, whereas no such costs were incurred in the comparable periods of 1999. The significant increases in the second quarter and first six months of 2000 in the sales and marketing staff and marketing and advertising costs reflect the Company's efforts to implement its new business strategy and the acquisition of Star+Globe in January 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the second quarter and first six months of 2000 were $1,528,000 and $2,828,000 compared to $384,000 and $889,000 during the same periods of 1999. The increases of $1,144,000, or 297.9% and $1,939,000, or 218.1%, are primarily attributable to an increase in depreciation and amortization of intangible assets resulting from the acquisition of Star+Globe, administrative personnel and related additional costs such as office space, telephone and supplies resulting from the acquisition of Star+Globe in January 2000. Additionally, the Company incurred an increase in such expenses as a result of implementing its new business strategy.

     OTHER INCOME (EXPENSE), NET. The Company recognized $3,000 in other income, net and $290,000 in other expense, net for the three and six months ended June 30, 2000, compared to $397,000 and $624,000 in net other expenses during the three and six months ended June 30, 1999 for a decrease of $400,000, or 100.8% and $334,000, or 53.5%. The amounts recorded in both periods of 1999 consist primarily of amortized interest expense related to convertible debt and convertible preferred stock issued in such periods. The amount recorded in other expense, for the six months ended June 30, 2000 consists primarily of amortized interest expense related to convertible debentures.

     EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT. The Company recognized an extraordinary gain of $885,000 during the six months ended June 30, 1999 as a result of the extinguishment of $1,180,000 of long-term debt, plus $11,000 of accrued interest, in exchange for the issuance of a warrant to the lender to receive 2,448,000 shares of the Company's common stock anytime after January 25, 2001, but before January 25, 2006. The warrant was valued at $306,000 using the Black-Scholes option pricing model. No such gain or loss was reported during the first six months of 2000. The extraordinary gain amounted to $0.03 per share on a per share basis.

     NET LOSS. The Company recognized a net loss of $3,577,000 and $7,391,000, or $0.04 and $0.08 per share, for the three and the six months ended June 30, 2000, compared to a net loss of $727,000 and $497,000, or $0.02 per share, for each of the three and the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

NEW BUSINESS STRATEGY

The results reported here for the quarter and six months ended June 30, 2000 are those of a company in transition. LanguageWare.net (Company) Ltd., formerly Accent Software International Ltd., (the "Company" or "Languageware") was restructured after recognizing that a different type of business was needed to meet the language technology demands of today's fast-paced, Internet-based economy. Founded in 1988, the Company currently is focused in a new direction. In

October 1999, the Company changed its name to LanguageWare.net (Company) Ltd., recognizing that it now provides a full range of multilingual and multicultural products and services, rather than just software, to enable the demands of electronic business on a global scale.

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

Commencing in January 2000, the Company implemented a new business strategy to become a provider of a full range of multilingual, multicultural and multi-commerce products and services that enable customer companies to conduct business on a global scale on web sites over the Internet. As part of its plan to provide such services, on January 14, 2000, the Company acquired Star+Globe, a company that provides proprietary Asian character processing technology. The acquisition provided the Company a unique competitive advantage in developing multilingual web sites and e-business solutions for customers serving Asian markets.

In order to implement its new business strategy, the Company embarked on an aggressive marketing and advertising campaign and significantly increased its staff in the administrative, sales and operations departments. At August 2, 2000, the Company had 73 full time employees compared to the 17 full time employees it had at December 31, 1999. The Company has experienced a significant increase in its costs and expenditures as a result of its marketing and advertising campaign, increase in employees and related costs such as office lease expense, travel and entertainment, computer, furniture and other equipment costs. Through June 30, 2000, revenues have lagged behind the aforementioned costs and expenses.

The Company's ability to generate increased revenue from its new strategy and to fund planned expenditures is dependent on a number of factors, some of which are outside its control. In particular, revenue growth and profitability, if any, will depend on the ability of the Company to market its services, demand for the Company's services, the level of competition, the success of the Company in attracting and retaining motivated and qualified personnel, the ability of the Company to control its costs and general economic conditions. There can be no assurance that the Company will meet such challenges successfully. Any of these or other factors could have a material adverse effect on the Company's business, operating results or financial condition.

From its inception through June 30, 2000, the Company has accumulated deficits of $60.8 million, including a net loss of $7.4 million for the six months ended June 30, 2000, and it may continue to incur deficits through the remainder of 2000 and possibly beyond. Although the Company believes it has made substantial progress in reducing its operating expenses and operating losses, its failure to achieve its revenue plan coupled with its efforts in calendar 2000 to implement the revised operating strategy of providing business-to-business e-commerce solutions has significantly affected the Company's ability to generate adequate cash flow to meet its working capital requirements. These factors create substantial doubt about the Company's ability to continue as a going concern and there can be no assurance that the Company will be able to continue as a going concern.

Although the Company has been successful on several occasions during the past three years in raising additional working capital, primarily through the sale of convertible securities and common stock, those funds are not sufficient to meet the expected working capital requirements of the Company for the remainder of calendar year 2000.

Through August 2, 2000 of calendar 2000, the Company obtained an additional $8.5 million, net of debt repayments of $59,000, from (1) $1.48 million acquired from the acquisition of Star+Globe; (2) the sale of $1.5 million of common stock pursuant to an agreement dated July 14, 1999; (3) the receipt of $833,000 from the exercise of options and warrants associated with convertible debentures sold in 1999 and 2000; (4) the sale of a $250,000 convertible debenture which was converted into common stock in February 2000; (5) the sale of $2.5 million of common stock pursuant to an agreement dated May 15, 2000; and (6) the sale of $2.0 million of common stock, $1.0 million of which has not yet been issued, pursuant to an agreement dated June 30, 2000. The Company believes that these accomplishments, coupled with an improved revenue outlook, will be sufficient to meet its requirements for approximately the first nine months of calendar year 2000. Beyond that time, the Company believes it will not generate sufficient operating cash flow to meet its needs without additional external financing. There is no assurance that the Company's efforts to obtain such financing will be successful. Any failure on the part of the Company to secure required financing will have a material adverse impact on the Company and may cause the Company to cease operations.

Management is currently pursuing various sources of equity financing. The Company has retained an investment banking firm to pursue a private placement of equity or equity-linked securities. However, no assurance can be given that the Company will be able to raise sufficient funds to meet its operating needs. Management has also taken steps to assist in securing additional external financing. At its last annual meeting on June 7, 2000, shareholders approved an increase of 60,000,000 shares of authorized common stock from 130,000,000 to 190,000,000 shares. Management believes that the increase in the Company's capitalization will provide a sufficient number of unreserved and unissued shares to pursue, among other things, equity financing transactions and strategic alliances. To increase revenues, management is actively proceeding with the implementation of its new business strategy of providing business-to-business e-commerce solutions.

OPERATING ACTIVITIES

For the six month period ended June 30, 2000, the Company's operating activities used cash of $5,538,000 compared to $733,000 used during the comparable period of 1999. The increase in the usage of cash is primarily attributable to expenses resulting from the acquisition of Star+Globe and expenses incurred as a result of implementing its new business strategy.

INVESTING ACTIVITIES

The Company's investing activities for the first six months of 2000 provided cash of $1,031,000. The Company received $1,481,000 in cash from the acquisition of Star+Globe on January 14, 2000 and used cash of $450,000 for expenditures on furniture, equipment and other assets necessary to implement its new business strategy. Such amounts were immaterial in the comparable period of 1999.

FINANCING ACTIVITIES

Financing activities provided cash of $6,524,000 and $600,000 during the six month periods ending June 30, 2000 and 1999, respectively. During the six month period of 2000, the Company (1) sold common stock for $1,500,000 pursuant to an agreement dated July 14, 1999; (2) sold common stock for $2,500,000 pursuant to an agreement dated May 15, 2000; (3) received $833,000 from the exercise of warrants and employee and non-employee options; (5) sold a convertible debenture for $250,000 which was converted into common stock in February 2000; (6) sold another $1,500,000 in common stock to be issued pursuant to an agreement dated June 30, 2000; and (7) repaid its bank loan of $59,000.

There is no provision for U.S. income taxes required for the six months ended June 30, 2000 due to the Company's operating losses. At December 31, 1999, the Company had available U.S. net operating loss carryforwards of approximately $8,018,000 for tax reporting purposes. These carryforwards expire through 2020. There are no tax credits established in the statements of operations since the Company has a 100 percent valuation allowance for the tax benefit of net deductible temporary differences and operating loss carryforwards. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

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

     (1) In March 2000, the Company received $1.5 million from Technology Fund II Pte. Ltd., and in April 2000, the Company raised another $1.0 million from two other related party investors, for a total of $2.5 million. Pursuant to the terms of an agreement dated effective May 15, 2000, the Company issued 2,857,143 shares of its common stock to the above mentioned three investors for a purchase price equal to $0.875 per share. Although none of the shares have been registered under the Securities Act, the terms of the agreement require the Company to do so. The following table sets for the names of the investors, the number of ordinary shares purchased by each investor and the aggregate purchase price paid by each investor.

                                      ORDINARY SHARES                          OFFERING
       NAME OF INVESTOR                  PURCHASED           DATE               PRICE
       ----------------               ---------------        ----              --------
Technology Fund II Pte. Ltd.             1,714,285       May 15, 2000       $  1,500,000
NIF Asian Pre-IPO Fund Ltd.                571,429       May 15, 2000       $    500,000
Asian Pacific Ventures II Ltd.             571,429       May 15, 2000       $    500,000
                                      -------------                         -------------
                                         2,857,143                          $  2,500,000
                                      =============                         =============

     (2) In June 2000, the Company sold 5,000,000 common shares for $2.0 million of which $1.0 million was received from Technology Fund II Pte. Ltd. and $500,000 (reflected as common stock to be issued in the consolidated balance sheet at June 30, 2000) from the brother of Mr. Thomas Denys, LHIC's designee member to the Company's board of directors. In July 2000, the Company received the remaining amount due of $500,000 from the brother of Mr. Thomas Denys. Pursuant to the terms of an agreement dated effective June 30, 2000, the Company issued 2,500,000 shares of its common stock to Technology Fund II Pte. Ltd. and will issue 2,500,000 shares of its common stock to the brother of Mr. Thomas Denys, for a purchase price equal to $0.40 per share. Although none of the shares have been registered under the Securities Act, the terms of the agreement require the Company to do so.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 7, 2000, the Company held its Annual Meeting of Shareholders at the Antler's Adams Mark Hotel in Colorado Springs, Colorado. Matters voted on at the meeting and the results of such voting are as follows:

1. The election of nine directors to hold office until the next Annual Meeting of Shareholders or until their respective successors shall be elected and qualified. The following persons were elected as directors of the Company and received the number of votes set forth below:

     Director                           For
     --------                           ---
     Fred Snow                          58,118,834
     Todd A. Oseth                      58,118,834
     Esther Dyson                       58,118,834
     Thomas Denys                       58,118,834
     Francis Vanderhoydonck             58,118,834
     Daniel Forcart                     58,118,834
     Harold Covert                      58,118,834
     Juzar Motiwalla                    58,118,834
     John O'Neil                        58,118,834

2. To increase the authorized Ordinary Shares of the Company, with nominal value NIS 0.01 each, from 130,000,000 to 190,000,000, and to approve a corresponding amendment to the Company's Memorandum of Association and Articles of Association;

     For:                               57,710,409
     Against:                              472,342
     Abstain:                              111,410

3. To increase the number of options to purchase Ordinary Shares which may be granted under the Employee Share Option Plan (1995) by 7,000,000, from 2,500,000 to 9,500,000;

     For:                               57,593,416
     Against:                              602,920
     Abstain:                               97,825

4. To increase the number of options to purchase Ordinary Shares which may be granted under the CEO Share Option Plan (1999) by 3,000,000, from 2,000,000 to 5,000,000;

     For:                               57,507,071
     Against:                              691,040
     Abstain:                               96,050

5. To increase the number of options to purchase Ordinary Shares which may be granted under the Non-Employee Share Option Plan (1998) by 1,000,000, from 600,000 to 1,600,000;

     For:                               57,536,326
     Against:                              696,720
     Abstain:                               61,115

6. To approve the compensation of Todd A. Oseth, the Company's Chief Executive Officer, in the amount of $250,000 and to approve the grant of 3,000,000 options to Mr. Oseth;

     For:                               57,407,263
     Against:                              726,036
     Abstain:                              160,862

7. To approve the compensation of Fred Snow, the Company's Chairman of the Board of Directors, in the amount of $150,000 and to approve the grant of 2,000,000 options to Mr. Snow;

     For:                               57,279,604
     Against:                              719,331
     Abstain:                              295,226

8. To appoint BDO Seidman, LLP as independent auditors to audit the Financial Statements of the Company and its subsidiaries for the year ended December 31, 2000;

     For:                               58,130,586
     Against:                               97,150
     Abstain:                               66,425

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     3.1(a)    -    Memorandum of Association of Registrant (filed as Exhibit
                    3.1(a) to the Company's Registration Statement No.
                    33-92754).*

     3.1(b)    -    Certificate of Name Change dated October 23, 1994 (filed as
                    Exhibit 3.1(b) to the Company's Registration Statement No.
                    33-92754).*

     3.1(c)    -    Certificate of Name Change dated April 23, 1995 (filed as
                    Exhibit 3.1(c) to the Company's Registration Statement
                    No.33-92754).*

     3.1(d)    -    Certificate of Name Change dated October 6, 1999 (filed as
                    Exhibit 99.1 to the Company's Form 8-K on October 18, 1999)*

     3.2(a)    -    Articles of Association of Registrant (filed as Exhibit 3.2 to the Company's Registration Statement No. 33-92754).*

     3.2(b)    -    Authorization of Registration of Increase in Share Capital
                    dated July 18, 1999 (filed as Exhibit 3.2(b) to the
                    Company's Form 10Q on May 12, 1999)*

     4.1       -    Form of Ordinary Share Certificate (filed as Exhibit 4.1 to the Company's Registration Statement No. 33-92754).*

     4.2       -    Form of Underwriter's Warrant Agreement (filed as Exhibit
                    4.4 to the Company's Registration Statement No. 33-92754).*

     4.3       -    Form of Bridge Financing Warrant dated as of May 22, 1995
                    between the Company and each of the Holders (filed as Exhibit 4.5 to the Company's Registration Statement No.
                    33-92754).*

     4.4       -    Form of Representative's Warrant Agreement, between the
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

----------
*    Incorporated by reference.

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

----------
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

----------
*    Incorporated by reference.

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


----------
*    Incorporated by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LANGUAGEWARE.NET (COMPANY) LTD.
                                                 (Registrant)



Date: August 4, 2000                         by: /s/ Thomas B. Foster
      --------------                             -------------------------------
                                                 Thomas B. Foster
                                                 (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
     3.1(a)    -    Memorandum of Association of Registrant (filed as Exhibit
                    3.1(a) to the Company's Registration Statement No.
                    33-92754).*

     3.1(b)    -    Certificate of Name Change dated October 23, 1994 (filed as
                    Exhibit 3.1(b) to the Company's Registration Statement No.
                    33-92754).*

     3.1(c)    -    Certificate of Name Change dated April 23, 1995 (filed as
                    Exhibit 3.1(c) to the Company's Registration Statement
                    No.33-92754).*

     3.1(d)    -    Certificate of Name Change dated October 6, 1999 (filed as
                    Exhibit 99.1 to the Company's Form 8-K on October 18, 1999)*

     3.2(a)    -    Articles of Association of Registrant (filed as Exhibit 3.2 to the Company's Registration Statement No. 33-92754).*

     3.2(b)    -    Authorization of Registration of Increase in Share Capital
                    dated July 18, 1999 (filed as Exhibit 3.2(b) to the
                    Company's Form 10Q on May 12, 1999)*

     4.1       -    Form of Ordinary Share Certificate (filed as Exhibit 4.1 to the Company's Registration Statement No. 33-92754).*

     4.2       -    Form of Underwriter's Warrant Agreement (filed as Exhibit
                    4.4 to the Company's Registration Statement No. 33-92754).*

     4.3       -    Form of Bridge Financing Warrant dated as of May 22, 1995
                    between the Company and each of the Holders (filed as
                    Exhibit 4.5 to the Company's Registration Statement No.
                    33-92754).*

     4.4       -    Form of Representative's Warrant Agreement, between the
                    Company and Sands Brothers & Co, Ltd., as representative of the several underwriters (filed as Exhibit 4.4 to the
                    Company's Registration Statement No. 333-7637). *

     4.5       -    Form of IMR Warrant dated as of November 22, 1996 between
                    the Company and IMR Fund, L.P. (filed as Exhibit 4.5 to the
                    Company's Registration Statement No. 333-7637).*


----------
*    Incorporated by reference.

     4.6       -    Form of Redeemable Warrant Agreement dated as of November
                    22, 1996 between the Company, Sands Brothers & Co., Ltd., as representative of the several underwriters, and American
                    Stock Transfer & Trust Company (filed as Exhibit 4.6 to the
                    Company's Registration Statement No. 333-7637).*

     4.7       -    Form of Redeemable Warrant Certificate (filed as Exhibit 4.6 to the Company's Registration Statement No. 333-7637).*

     4.8       -    Form of Unit Certificate (filed as Exhibit 4.6 to the
                    Company's Registration Statement No. 333-7637).*

     4.9       -    Securities Purchase Agreement dated August 5, 1997, between
                    CC Investments LDC and Accent Software International Ltd.,
                    which includes the Convertible Debenture, two Warrant
                    Agreements and the Registration Rights Agreement as exhibits thereto. (filed as Exhibit 4.1 to the Company's Registration
                    Statement filed on August 27, 1997, Reg. No. 333-34455).*

     4.10      -    Warrant Agreement with The Shemano Group, Inc. (filed as
                    Exhibit 4.6 to the Company's Registration Statement filed on
                    October 16, 1997, Reg. No. 333-380043).*

     4.11      -    Warrant Agreement with Equity Management Partners LLP (filed as Exhibit 4.7 to the Company's Registration Statement filed on October 16, 1997, Reg. No. 333-38043).*

     4.12      -    Warrant Agreement with Brad Gillingham (filed as Exhibit 4.8 to the Company's Registration Statement filed on October 16,
                    1997, Reg. No. 333-38043).*

     4.13      -    Form of Warrant Agreement covering warrant agreements with
                    Robert J. Laikin, Michael Mosher and Manufacturers Indemnity
                    and Insurance Company of America (filed as Exhibit 4.9 to
                    the Company's Registration Statement filed on October 16,
                    1997, Reg. No. 333-38043).*

     4.14      -    Form of Securities Purchase Agreement dated November 6,
                    1997, between Accent Software International Ltd., and CC
                    Investments LDC, Nelson Partners, Olympus Securities, Ltd.,
                    Marshall Companies, Profinsa Investments, which includes the
                    Convertible Debenture, the Warrant Agreement, Registration
                    Rights Agreement and Certificate of Designation as exhibits thereto. (filed as Exhibit 4.1 to the Company's Registration
                    Statement filed on November 6, 1997, Reg. No. 333-39697).*

     4.15      -    Warrant Agreement with The Shemano Group, Inc. (filed as
                    Exhibit 4.1 to the Company's Form S-3 filed on November 6,
                    1997, Reg. No. 333-39697).*

     4.16      -    Form of Warrant to Lernout & Hauspie Speech Products, N.V.
                    (filed as Exhibit 4.16 to the Company's Form 10-Q on May 12,
                    1999)*

     4.17      -    Form of Warrant to L&H Investment Company, N.V. (filed as
                    Exhibit 4.17 to the Company's Form 10-Q on May 12, 1999)*

     4.18      -    Certificate of Designation for Series C Preferred Stock
                    (filed as Exhibit 4.18 to the Company's Form 10Q on November
                    12, 1999)*

     4.19      -    Certificate of Designation for Series D Preferred Stock
                    (filed as Exhibit 4.19 to the Company's Form 10Q on November
                    12, 1999)*


----------
*    Incorporated by reference.

     10.1      -    Stock Purchase Agreement between IMR Investments V.O.F. and
                    Kivun Computers Company (1988), Ltd., Robert Rosenschein,
                    Jeffrey Rosenschein, Accent Software Partners, Pal-Ron
                    Marketing, Ltd., and KZ Overseas Holding Corp., dated as of
                    May 11, 1994, as amended July 20, 1995 (filed as Exhibit
                    10.1 to the Company's Form 10-K on April 1, 1996).*

     10.2      -    Shareholders' Agreement by and among Kivun Computers Company
                    (1988) Ltd., Robert Rosenschein, Dr. Jeffrey Rosenschein,
                    Pal-Ron Marketing, Ltd., Accent Software Partners, KZ
                    Overseas Holding Corp. and IMR Investments V.O.F., dated May
                    11, 1994, as amended July 20, 1995 (filed as Exhibit 10.2 to the Company's Form 10-K on April 1, 1996).

     10.3(a)   -    Option Agreement dated March 23, 1993 between the Company
                    and Robert S. Rosenschein (filed as Exhibit 10.3(a) to the
                    Company's Registration Statement No. 33-92754).*

     10.3(b)   -    Schedule of other option agreements substantially identical in all material respects to the option agreement filed as
                    Exhibit 10.3(a) (filed as Exhibit 10.3(b) to the Company's
                    Registration Statement No. 33-92754).*

     10.4(a)   -    Warrant Acquisition Agreement dated January 1, 1995 between the Registrant and Robert S. Rosenschein (filed as Exhibit
                    10.4(a) to the Company's Registration Statement No.
                    33-92754).*

     10.4(b)   -    Schedule of other warrant acquisition agreements
                    substantially identical in all material respects to the
                    warrant agreement (filed as Exhibit 10.4(b) to the Company's
                    Registration Statement No. 33-92754).*

     10.5      -    Form of Registration Rights Agreements dated as of May 22,
                    1995 between the Company and each of the Holders (filed as
                    Exhibit 10.5 to the Company's Registration Statement No.
                    33-92754).*

     10.6(a)   -    Employee Share Option Plan (1995) (filed as Exhibit 10.7(a)
                    to the Company's Registration Statement No. 33-92754).*

     10.6(b)   -    Amended and Restated Employee Share Option Plan (1995)
                    (filed as Exhibit 4.2 to the Company's Registration
                    Statement No. 333-04285).*

     10.6(c)   -    Non-Employee Director Share Option Plan (1995) (filed as
                    Exhibit 10.7(b) to the Company's Registration Statement No.
                    33-92754).*

     10.6(d)   -    Amended and Restated Non-Employee Share Option Plan (1995)
                    (filed as Exhibit 4.2 to the Company's Registration
                    Statement No. 333-07965).*

     10.6(e)   -    Amended and Restated Non-Employee Share Option Plan (1995)
                    (filed as Exhibit 10-6(e) to the Company's Form 10-K on
                    March 31, 1998).*

     10.6(f)   -    CEO Share Option Plan (1997) (filed as Exhibit 10.6(f) to
                    the Company's Form 10-K on March 31, 1998).*

     10.6(g)   -    Non-Employee Share Option Plan (1998) (filed as Exhibit B to the Company's Form 14-A on April 29, 1998)*

     10.6(h)   -    CEO Share Option Plan (1999) (filed as Exhibit 10.6(f) to
                    the Company's Form 10-Q on August 11, 1999)*


----------
*    Incorporated by reference.

     10.6(i)   -    LanguageWare.net (Company) Ltd. Star+Globe Share Option Plan
                    (2000) (filed as Exhibit 10.6(i) to the Company's Form 10-K on March 30, 2000)*

     10.7(a)   -    Employment Agreement between the Company and Robert S.
                    Rosenschein, dated July 26, 1995 (filed as Exhibit 10-7(a)
                    to the Company's Form 10-K on April 1, 1996).*

     10.7(b)   -    Employment Agreement between the Company and Todd A. Oseth, dated February 3, 1997 (filed as exhibit 10.7(b) to the
                    Company's Form 10-K on March 31, 1998).*

     10.7(c)   -    Employment Agreement between the Company and Herbert
                    Zlotogorski, dated July 26, 1995 (filed as Exhibit 10- 7(c)
                    to the Company's Form 10-K on April 1, 1996).*

     10.7(d)   -    Employment Agreement between the Company and Jeffrey
                    Rosenschein, dated July 26, 1995 (filed as Exhibit 10- 7(d)
                    to the Company's Form 10-K on April 1, 1996).*

     10.8      -    Consulting Agreement, dated August 4, 1997, between the
                    Company and Investor Resource Services, Inc. (filed as
                    Exhibit 4.1 to the Company's Registration Statement filed on
                    October 16, 1997, Reg. No. 333-38043).*

     10.9      -    Amendment to the Consulting Agreement, dated January 30,
                    1998, between Company and Investor Resource Services, Inc.
                    (filed as Exhibit 10-9 to the Company's Form 10-K on March
                    31, 1998).*

     10.10     -    Shareholders Agreement by and between Accent Software
                    International Limited and Gilad Zlotkin, dated February 21,
                    1996 (filed as Exhibit 10.10 to the Company's Form 10-K on
                    April 1, 1996).*

     10.11     -    Debenture between the Company and Bank Leumi (filed as
                    Exhibit 10.11 to the Company's Registration Statement No.
                    333-7637).*

     10.12     -    Agreement between the Company and The Bank for Industrial
                    Development (filed as Exhibit 4-1 to the Company's Form S-3 on August 4, 1998)*

     10.13     -    Stock Purchase Agreement between the Company and Gotham Bay partners LLC dated July 14, 1999 (filed as Exhibit 10.13 to the Company's Form 10-Q on August 11, 1999)*

     10.14     -    Stock Purchase Agreement, dated as of January 14, 2000, by and among LanguageWare.net (Company) Ltd., Star+Globe
                    Technologies Pte. Ltd., Technology Fund Pte. Ltd., KRDL
                    Holdings Pte. Ltd., Technology Fund II Pte. Ltd., Seed
                    Ventures II Limited, Info Tech Ventures Limited, Vertex
                    Technology Fund Pte. Ltd., NIF Asian Pre-IPO Fund Limited,
                    Asia-Pacific Ventures II Ltd., Virginia Cha, James L. Kelly,
                    Lernout & Hauspie Investment Co., N.V. and WIIG Global
                    Ventures Pte. Ltd. (filed as Exhibit 2 to the Company's Form
                    8-K on January 28, 2000)*

     21        -    Subsidiaries of Registrant (filed as Exhibit 21 to the
                    Company's Form 10-K filed on March 30, 2000)*

     27        -    Financial Data Schedule


----------
*    Incorporated by reference.