Form 10-Q
period 2000-09-30
LANGUAGEWARE NET CO LTD
filed 2000-11-09
CIK 945321

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

                                -----------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2000.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period
     from           to
         ----------     ----------.


                         Commission file number: 0-26394



                       LANGUAGEWARE.NET (COMPANY)LTD.
--------------------------------------------------------------------------------
                   (Exact Name of Registrant in its Charter)


               Israel                                   N/A
------------------------------------    ------------------------------------
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

On November 2, 2000, the registrant had outstanding 106,756,054 Ordinary Shares (including 2,000 Ordinary Shares included in the registrant's outstanding Units).

PART I -         FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      U. S. dollars and shares in thousands

                                                              SEPTEMBER 30, DECEMBER 31,
                                                                 2000          1999
                                                              ------------  -----------
                               ASSETS                         (Unaudited)   (Audited)
CURRENT ASSETS
   Cash and cash equivalents                                   $  1,606      $    249
   Trade receivables, net of allowance of
      $119 and $113                                                 223           460
   Other receivables                                                 27            53
   Prepaid expenses                                                  41            77
                                                               --------      --------
        Total current assets                                      1,897           839
EQUIPMENT
   Cost                                                             694           182
   Less - accumulated depreciation                                  299           128
                                                               --------      --------
        Equipment, net                                              395            54
INTANGIBLE ASSETS
  Completed technology                                            3,350            --
  Other intangible assets                                           800            --
  Goodwill                                                          672            --
                                                               --------      --------
                                                                  4,822            --
   Less - accumulated amortization                                1,129            --
                                                               --------      --------
        Intangible assets, net                                    3,693            --
OTHER LONG-TERM ASSETS                                               84            16
                                                               --------      --------
        Total assets                                           $  6,069      $    909
                                                               ========      ========

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                             $    649      $    282
  Accrued liabilities                                               311           139
  Line-of-credit                                                     --            59
  Convertible note                                                  500            --
  Convertible debentures                                             --           965
                                                               --------      --------
        Total current liabilities                                 1,460         1,445
                                                               --------      --------

SHAREHOLDERS' EQUITY (DEFICIT)
   Convertible preferred stock, par value NIS 0.01,
   authorized 10,000 shares:
      Series C - issued and outstanding 0 and 4                      --            --
      Series D - Issued and outstanding 0 and 2,885                  --             7
   Common stock, par value NIS 0.01,
    authorized 190,000 shares; issued and
    outstanding 106,745 and 32,721                                  257            85
   Additional paid-in capital                                    68,123        52,816
   Accumulated deficit                                          (63,771)      (53,444)
                                                               --------      --------
        Total shareholders' equity (deficit)                      4,609          (536)
                                                               --------      --------
        Total liabilities and shareholders' equity (deficit)   $  6,069      $    909
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

                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                        --------------------------------------------------
                                                           2000          1999         2000         1999
                                                        ----------    ----------   ----------   ----------
                                                        (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)
NET SALES                                                $     422    $     550    $   1,881    $   1,561

OPERATING COSTS AND EXPENSES
  Professional services                                        398          432        1,371          980
  Product development costs                                    277           83          766          137
  Sales and marketing expenses                                 996          201        5,236          479
  General and administrative expenses                        1,266          288        4,105        1,177
                                                         ---------    ---------    ---------    ---------


  Total operating costs and expenses                         2,937        1,004       11,478        2,773
                                                         ---------    ---------    ---------    ---------


OPERATING LOSS                                              (2,515)        (454)      (9,597)      (1,212)


OTHER EXPENSE, NET                                            (439)          --         (730)        (624)
                                                         ---------    ---------    ---------    ---------


LOSS BEFORE EXTRAORDINARY ITEM                              (2,954)        (454)     (10,327)      (1,836)

Extraordinary gain on debt extinguishment (less income
  taxes of $0)                                                  --           --           --          885
                                                         ---------    ---------    ---------    ---------

                                                         $  (2,954)   $    (454)   $ (10,327)   $    (951)
                                                         =========    =========    =========    =========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
    Loss before extraordinary item                       $   (0.03)   $   (0.01)   $   (0.11)   $   (0.06)
    Extraordinary item                                          --           --           --         0.03
                                                         ---------    ---------    ---------    ---------
NET LOSS PER COMMON SHARE                                $   (0.03)   $   (0.01)   $   (0.11)   $   (0.03)
                                                         =========    =========    =========    =========

Basic and diluted weighted average
  number of common shares outstanding                      105,982       31,336       90,264       29,980
                                                         =========    =========    =========    =========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      U.S. dollars and shares in thousands


                                                     Convertible
                                                   Preferred Stock          Common Stock         Additional
                                                  -------------------   ---------------------      Paid-In     Accumulated
Nine Months Ended September 30, 2000 (unaudited)   Shares   Par Value    Shares     Par Value      Capital       Deficit
------------------------------------------------  -------- ----------   ---------   ---------    -----------   -----------
BALANCE, December 31, 1999                        $  2,889    $   7      32,721         85         52,816        (53,444)

 Issuance of common stock for
     cash, net of offering costs
     of $1  (Note 5)
                                                        --       --      15,000         37          5,963             --

 Issuance of common stock upon
     conversion of convertible
     debentures and accrued
     interest (Note 5)
                                                        --       --       8,441         21          1,244             --

 Issuance of common stock
     upon conversion of convertible
     preferred stock (Note 5)                       (2,889)      (7)     11,774         28            (21)            --

 Issuance of common stock
     and stock options for business
     acquisition (Note 3)
                                                        --       --      33,673         74          6,396             --

 Issuance of common stock for
     cash upon exercise of stock
     options (Note 5)
                                                        --       --         916          2            210             --

 Issuance of common stock for
     cash upon exercise of stock
     warrants (Note 5)
                                                        --       --       4,220         10            623             --

 Issuance of stock warrants for
     interest expense (Note 5)
                                                        --       --          --         --            750             --

 Issuance of stock options for
     services (Note 5)
                                                        --       --          --         --            142             --

 Net loss
                                                        --       --          --         --             --        (10,327)

BALANCE, September 30, 2000                             --    $  --     106,745   $    257       $ 68,123       $(63,771)
                                                    ======    =====    ========   ========       ========       ========


                                                      Total
                                                   Stockholders'
Nine Months Ended September 30, 2000 (unaudited)  Equity (Deficit)
------------------------------------------------  ---------------
BALANCE, December 31, 1999                                (536)

 Issuance of common stock for
     cash, net of offering costs
     of $1  (Note 5)
                                                         6,000

 Issuance of common stock upon
     conversion of convertible
     debentures and accrued
     interest (Note 5)
                                                         1,265

 Issuance of common stock
     upon conversion of convertible
     preferred stock (Note 5)                               --

 Issuance of common stock
     and stock options for business
     acquisition (Note 3)
                                                         6,470

 Issuance of common stock for
     cash upon exercise of stock
     options (Note 5)
                                                           212

 Issuance of common stock for
     cash upon exercise of stock
     warrants (Note 5)
                                                           633

 Issuance of stock warrants for
     interest expense (Note 5)
                                                           750

 Issuance of stock options for
     services (Note 5)
                                                           142

 Net loss
                                                       (10,327)

BALANCE, September 30, 2000                           $  4,609
                                                      ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      U.S. dollars and shares in thousands

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                             -------------------------
                                                                2000           1999
                                                             -----------    ----------
                                                             (Unaudited)    (Unaudited)
OPERATING ACTIVITIES
    Net loss                                                    $(10,327)   $   (951)
    Adjustments to reconcile net loss to net cash
        used in operating activities
          Depreciation and amortization                            1,300          37
          Services paid with options                                 142          --
          Change in allowance for doubtful accounts                    6        (117)
          Change in realizable value of trade credits                 --          50
          Write-down of property and equipment                        --          13
          Non-cash interest expense                                  800         600
          Extraordinary gain                                          --        (885)
          Changes in assets and liabilities, net of business
          combination:
             Decrease in trade receivables                           962         194
             (Increase) decrease in other receivables                 26        (193)
             Decrease in prepaid expenses                             36           5
             Decrease in inventories                                  --           7
             Increase (decrease) in payables and accruals           (159)         35
             Decrease in severance liability                          --         (15)
                                                                --------    --------
    Net cash used in operating activities                         (7,214)     (1,220)
                                                                --------    --------

INVESTING ACTIVITIES
    Cash acquired in business acquisition                          1,481          --
    Acquisition of equipment                                        (378)         (1)
    Increase in other assets                                         (68)         --
                                                                --------    --------
Net cash provided by (used in) investing activities                1,035          (1)
                                                                --------    --------

FINANCING ACTIVITIES
    Repayment of bank loans                                          (59)         --
    Net proceeds received on issuance of common stock              6,000         459
    Net proceeds received on exercise of warrants and options        845          --
    Net proceeds received on issuance of convertible debt            750         651
                                                                --------    --------
Net cash provided by financing activities                          7,536       1,110
                                                                --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   1,357        (111)
    Cash and cash equivalents, beginning of period                   249         141
                                                                --------    --------
    Cash and cash equivalents, end of period                    $  1,606    $     30
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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of LanguageWare.net (Company)Ltd., and its subsidiaries ("the Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information. The significant accounting policies, certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. In the opinion of management, all adjustments (consisting of adjustments of a normal, recurring nature) necessary for a fair presentation of these financial statements have been reflected in the interim periods presented. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Although the Company believes that the disclosures presented herein are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and footnotes included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

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

For the nine month periods ended September 30, 2000 and 1999, total stock options of 10,700,843 and 3,888,625, total stock warrants of 14,527,444 and 14,894,194 and convertible preferred stock convertible into common stock of 0 and 11,773,763 were not included in the computation of diluted income (loss) per share because their effect was anti-dilutive.

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

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


As of September 30, 2000 and December 31, 1999, the Company had accumulated deficits of $63.8 million and $53.4 million, respectively. For the nine months ended September 30, 2000, the Company incurred a loss of $10.3 million and recognizes that it may continue to incur operating losses through the remainder of 2000 and possibly beyond. Furthermore, the Company embarked on a new business operating strategy commencing January 2000, with such business operating strategy being revised in September 2000 based upon the results of operations during the first nine months of fiscal 2000. The Company does not expect to generate sufficient cash from such new operating strategy to finance its operations in the near term. Consequently, the Company will be dependent upon external sources to meet its liquidity requirements for the foreseeable future. Additionally, the Company plans to increase revenues through the successful implementation of its new business strategy of providing multilingual, multicultural and multi-commerce products and services enabling business to be conducted on web sites via the Internet.

Since its inception in 1988, the Company has developed proprietary software serving the language information technology industry. To enhance its competitive position under its new operating strategy, the Company intends to utilize some of such proprietary software as tools to provide superior service to potential customers. Additionally, the Company has entered into alliances with other companies in the industry aimed at broadening the Company's market reach.

To further enhance its competitive advantage, the Company acquired Star+Globe Technologies Pte. Ltd. ("Star+Globe") on January 14, 2000 (see Note 3). Star+Globe owns proprietary Asian character processing technology and provides Asian languages translation services.

As of September 30, 2000 the Company's cash balance was $1.6 million compared to $249,000 at December 31, 1999. The increase is primarily attributable to cash raised in the amount of $6.0 million from the sale of common stock, approximately $1.5 million of cash acquired from the acquisition of Star+Globe Technologies Pte. Ltd., $750,000 received upon the issuance of convertible debt and $845,000 received from the exercise of stock options and stock warrants attached to convertible debentures sold in calendar 1999 and February 2000, net of cash used since the beginning of the fiscal year.

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

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                                      Nine Months
                                         Ended
                                   September 30, 1999
                                   ------------------
(Dollars and shares in thousands)

Net Sales                               $  2,305

Loss before extraordinary item          $ (3,746)

Net loss                                $ (2,861)

Basic and diluted net loss per share:

  Before extraordinary item             $  (0.06)

  Net loss per share                    $  (0.04)

Basic and diluted weighted average
  number of common shares outstanding     63,653

NOTE  4 - SUPPLEMENTAL DATA TO STATEMENTS OF CASH FLOWS

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                     -----------------
                                                                      2000      1999
                                                                     ------    ------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued in satisfaction of
   convertible debentures and accrued interest                        $1,265    $ --
                                                                      ======    ====
Common stock and stock options issued in business acquisition         $6,470    $ --
                                                                      ======    ====
Preferred stock converted into common stock                           $    7    $ --
                                                                      ======    ====
Preferred stock issued in satisfaction of
   convertible debt                                                   $   --    $625
                                                                      ======    ====
Issuance of stock warrants in connection with
   debt extinguishment                                                    --    $306
                                                                      ======    ====
Issuance of stock warrants in connection with
   convertible preferred stock                                            --    $600
                                                                      ======    ====

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY IN CONJUNCTION WITH ACQUISITION
ACTIVITIES
Working capital less cash acquired      $    34    $ --
Property and equipment                      133      --
Completed technology                      3,350      --
Other intangible assets                     800      --
Goodwill                                    672      --
Common stock and stock options issued    (6,470)     --
                                        -------    ----
Cash acquired in business acquisition   $ 1,481    $ --
                                        =======    ====

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

                LANGUAGEWARE.NET (COMPANY) LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

In May 2000, Lernout &Hauspie Speech Products converted its 4,000 shares of convertible Class C preferred stock into 8,888,889 shares of the Company's common stock at a conversion price of $0.45 per share.

In May 2000, LHIC converted its 2,884,874 shares of convertible Class D preferred stock into 2,884,874 shares of the Company's common stock at a conversion rate of one common share per each preferred share converted.

In June 2000, the Company entered into an agreement to sell 5,000,000 common shares for $2.0 million, of which $1.0 million was received from Technology Fund II Pte. Ltd. and $1.0 million was received from the brother of Mr. Thomas Denys, LHIC's designee member to the Company's board of directors. Pursuant to the terms of the agreement, dated effective June 30, 2000, the Company issued 2,500,000 shares of its common stock to Technology Fund II Pte. Ltd. and 2,500,000 shares of its common stock to the brother of Mr. Thomas Denys, for a purchase price equal to $0.40 per share.

On September 22, 2000, the Company entered in to a convertible promissory note agreement with Technology Fund II Pte Ltd. with a maximum amount available of $3,000,000. The note has a maturity date of March 22, 2001, and accrues interest at 11.5%. The agreement allows for the conversion of the unpaid principal balance plus unpaid accrued interest at any time into common stock at a conversion price equal to the lesser of (a) $0.20 per share; or (b) the lowest price per share received by the Company from a sale of its common stock to a third party in an aggregate amount in excess of $6,000,000 between the date of the agreement and the maturity date. The note agreement provides that the Company will issue the Lender warrants to purchase a number of shares of common stock equal to 100% of the number of shares issuable upon conversion of the outstanding principal and accrued interest whether or not converted. The exercise price of the warrants equals the conversion price of the note. Such warrants shall be exercisable upon issuance and expire on December 31, 2001. On September 28, 2000, the Company received its first monthly disbursement under the note agreement in the amount of $500,000. Based on the agreement, the warrants attributable to the first advance total 2,500,000 and were valued at $500,000 (the total proceeds received) which was amortized as additional interest expense through the date that the holders could first convert. The Company fully amortized the $500,000 to interest expense as of the date of issuance.

For the nine months ended September 30, 2000, the Company issued 916,240 shares of its common stock upon the exercise of stock options for cash proceeds of $212,104.

For the nine months ended September 30, 2000, the Company issued 4,219,784 shares of its common stock upon the exercise of stock warrants for cash proceeds of $632,968.

For the nine months ended September 30, 2000, the Company issued options in payment of certain consulting fees, contract work and director's fees. The Black-Scholes value of the vested portion of such options was approximately $142,000 as of September 30, 2000.

NOTE  6 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") has recently issued Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, amended by SFAS No. 138, established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will have no material impact on the Company's consolidated financial statements.

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

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which was effective July 1, 2000, except that certain conclusions in this interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This interpretation clarifies the application of APB Opinion 25 for certain issues relating to stock issued to employees. The Company believes that its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 had no material impact on the Company's financial condition, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management believes that the adoption of this bulletin will have no material impact on the Company's financial statements.

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

RESULTS OF OPERATIONS

The Company incurred a net loss of $3.0 million during the third quarter of 2000 on revenue of $422,000 compared to a net loss of $454,000 on revenue of $550,000 during the third quarter of 1999. The Company incurred a net loss of $10.3 million for the nine months ended September 30, 2000 on revenue of $1.9 million, compared to a net loss of $951,000 on revenue of $1.6 million for the comparable period of 1999.

The decrease in the Company's operating results was primarily the result in increases of all categories of operating costs and expenses, which increases are due to the implementation of the Company's new business operating strategy, beginning in the first quarter and continuing through the third quarter of 2000.

        NET SALES. Commencing in the first quarter of calendar 2000, management shifted the Company's focus to generating revenue from business customers for whom the Company will develop multilingual web sites and e-business solutions. Although customer interest in the Company's new services was positive as supported by the number of requests for proposals for such services from potential customers, the Company was not able to close significant engagements with customers. Management believes that the weak financial condition of the Company as compared to successful competitors was the primary reason for its inability to effectively compete.

Net sales decreased 23.3% to $422,000 during the third quarter of 2000 from $550,000 in the comparable period of 1999. For the first nine months of 2000, net sales increased 20.5% to $1,881,000 from $1,561,000 in the comparable period of 1999. The decrease in net sales for the third quarter is primarily a result of the decrease in the volume of translation services being provided in 2000 as compared to 1999. The increase for the first nine months of 2000 is primarily a result of the acquisition of Star+Globe in January 2000. The three month and nine month periods of 2000 include revenues of Star+Globe whereas the 1999 comparable periods do not. For the three month and nine month periods of both 2000 and 1999, revenues were primarily derived from sale of translation services generated through traditional sales methods. Because of the considerable lead time associated with the Company's focus on e-business solutions, the benefits, if any, from such efforts have yet to be fully realized.

        PROFESSIONAL SERVICES. Professional services represents third party and internal costs of providing services to the Company's customers. Primarily due to the decrease in translation services provided during the third quarter of 2000 and the increase in staffing levels during the first nine months of 2000 of professional staff employed by the Company to pursue its new business strategy, such costs decreased $34,000, or 7.9%, and increased $391,000, or 39.9%, from $432,000 and

$980,000 during the third quarter and the first nine months of 1999 to $398,000 and $1.4 million in the comparable periods of 2000. As a result of the increase in professional staff during fiscal 2000, the Company employed thirteen (13) staff members who provided such services as compared to two (2) employed during the first nine months of 1999. The significant increase in the number of such employees reflects the Company's anticipation of its need to service new customers acquired as a result of its efforts to implement its new business strategy.

         PRODUCT DEVELOPMENT COSTS. Product development costs are comprised primarily of salaries of software engineers employed by the Company. Such costs increased $194,000 and $629,000 from $83,000 and $137,000 during the third quarter and the first nine months of 1999 to $277,000 and $766,000 in the comparable periods of 2000 primarily as a result of the software engineers acquired with the purchase of Star+Globe in January 2000.

        SALES AND MARKETING EXPENSES. The Company's sales and marketing expenses were $996,000 and $5,236,000 for the third quarter of 2000 and the first nine months of 2000, an increase of $795,000 and $4,757,000 from $201,000 and
$479,000 during the comparable periods of 1999.

Sales and marketing staff was increased from five (5) personnel during the first nine months of 1999 to twenty-five (25) during the first nine months of 2000, plus, marketing and advertising costs of approximately $425,000 and $3.6 million were incurred in the third quarter and the first nine months of 2000, whereas no such costs were incurred in the comparable periods of 1999. The significant increases in the third quarter and first nine months of 2000 in the sales and marketing staff and marketing and advertising costs reflect the Company's efforts to implement its new business strategy in addition to the acquisition of Star+Globe in January 2000.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the third quarter and first nine months of 2000 were $1,266,000 and $4,105,000 compared to $288,000 and $1,177,000 during the same periods of 1999. The increases of $978,000, or 339.6%, and $2,928,000, or 248.8%, are primarily attributable to an increase in depreciation and amortization of intangible assets resulting from the acquisition of Star+Globe, administrative personnel and related additional costs such as office space, telephone and supplies resulting from the acquisition of Star+Globe in January 2000. Additionally, the Company incurred an increase in such expenses as a result of implementing its new business strategy.

        OTHER EXPENSE, NET. The Company recognized $439,000 and $730,000 in other expense, net for the three and nine months ended September 30, 2000, compared to $0 and $624,000 in net other expenses during the three and nine months ended September 30, 1999 for an increase of $439,000, or 100% and $106,000, or 17.0%. The amount recorded in the first nine months of 1999 consists primarily of amortized interest expense related to convertible debt and convertible preferred stock issued in such periods. The amounts recorded in other expense for the three and nine months ended September 30, 2000 consist primarily of amortized interest expense related to convertible debt.

        EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT. The Company recognized an extraordinary gain of $885,000 during the nine months ended September 30, 1999 as a result of the extinguishment of $1,180,000 of long-term debt, plus $11,000 of accrued interest, in exchange for the issuance of a warrant to the lender to receive 2,448,000 shares of the Company's common stock any time after January 25, 2001, but before January 25, 2006. The warrant was valued at $306,000 using the Black-Scholes option pricing model. No such gain or loss was reported during the first nine months of 2000. The extraordinary gain amounted to $0.03 per share on a per share basis.

        NET LOSS. The Company recognized a net loss of $2,954,000 and $10,327,000, or $0.03 and $0.11 per share, for the three and the nine months ended September 30, 2000, compared to a net loss of $454,000 and $951,000, or $0.01 and $0.03 per share, for each of the three and the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

NEW BUSINESS STRATEGY

The results reported here for the quarter and nine months ended September 30, 2000 are those of a company in transition. LanguageWare.net (Company) Ltd., formerly Accent Software International Ltd., (the "Company" or "Languageware") was restructured after recognizing that a different type of business was needed to meet the language technology demands of today's fast-paced, Internet-based economy. Founded in 1988, the Company currently is focused in a new direction. In October 1999, the Company changed its name to LanguageWare.net (Company) Ltd., recognizing that it now provides a full range of multilingual and multicultural products and services, rather than just software, to enable the demands of electronic business on a global scale.

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

In order to implement its new business strategy, the Company embarked on an aggressive marketing and advertising campaign and significantly increased its staff in the administrative, sales and operations departments. During the second and third quarters of fiscal 2000, the Company had approximately 70 full time employees compared to the 17 full time employees it had at December 31, 1999. The Company has experienced a significant increase in its costs and expenditures as a result of its marketing and advertising campaign, increase in employees and related costs such as office lease expense, travel and entertainment, computer, furniture and other equipment costs. Through September 30, 2000, revenues have lagged behind the aforementioned costs and expenses.

Based upon the results of operations for the first nine months of fiscal 2000, the Company's management revised its business strategy to allow it to focus on the development and procurement of strategic alliances and partnerships as a means of distributing its products and services rather than focusing only on revenue growth through business-to-business sales and application of its proprietary technology. As a result of the change in the business strategy, the Company reduced its workforce by 18%, from 71 to 58 employees in late September 2000 in order to reduce its operating expenses to focus more effectively on the revised business strategy. In addition, four members of the board of directors, including the President of the Company resigned, and the Company gained two new members to the board of directors and appointed a new CEO.

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

From its inception through September 30, 2000, the Company has accumulated deficits of $63.8 million, including a net loss of $10.3 million for the nine months ended September 30, 2000, and it may continue to incur deficits through the remainder of 2000 and possibly beyond. Although the Company believes it has made substantial progress in reducing its operating expenses and operating losses, its failure to achieve its revenue plan coupled with its efforts in calendar 2000 to implement the revised operating strategy has significantly affected the Company's ability to generate adequate cash flow to meet its working capital requirements. These factors create substantial doubt about the Company's ability to continue as a going concern and there can be no assurance that the Company will be able to continue as a going concern.

Through October 30, 2000 of calendar 2000, the Company obtained additional working capital of approximately $9.0 million, net of debt repayments of $59,000, from (1) $1.48 million acquired from the acquisition of Star+Globe; (2) the sale of $1.5 million of common stock pursuant to an agreement dated July 14, 1999; (3) the receipt of $845,000 from the exercise of options and warrants associated with convertible debentures sold in 1999 and 2000; (4) the sale of a $250,000 convertible debenture which was converted into common stock in February 2000; (5) the sale of $2.5 million of common stock pursuant to an agreement dated May 15, 2000; (6) the sale of $2.0 million of common stock pursuant to an agreement dated June 30, 2000; and (7) the receipt of $500,000 pursuant to a $3,000,000 convertible note agreement dated September 22, 2000. The Company believes that these accomplishments, coupled with an improved revenue outlook, will be sufficient to meet its requirements through approximately the first three months of calendar year 2001. Beyond that time, the Company believes that, based on its revised business plan, it may not generate sufficient operating cash flow to meet its needs without additional external financing. There is no assurance that the Company's efforts to reach operating profitability will be successful. Any failure on the part of the Company to achieve such goals will have a material adverse impact on the Company's ability to continue as a going concern and may cause the Company to cease operations.

Management is currently pursuing various sources of equity financing. The Company has retained an investment banking firm to pursue a private placement of equity or equity-linked securities. However, no assurance can be given that the Company will be able to raise sufficient funds to meet its operating needs. Management has also taken steps to assist in securing additional external financing. At its last annual meeting on June 7, 2000, shareholders approved an increase of 60,000,000 shares of authorized common stock from 130,000,000 to 190,000,000 shares. Management believes that the increase in the Company's capitalization will provide a sufficient number of unreserved and unissued shares to pursue, among other things, equity financing transactions and strategic alliances. To increase revenues, management is actively proceeding with the implementation of its new business strategy of delivering its products and services primarily through alliances and partnerships.

OPERATING ACTIVITIES

For the nine month period ended September 30, 2000, the Company's operating activities used cash of $7,214,000 compared to $1,220,000 used during the comparable period of 1999. The increase in the useage of cash is primarily attributable to expenses resulting from the acquisition of Star+Globe and expenses incurred as a result of implementing its new business strategy.

INVESTING ACTIVITIES

The Company's investing activities for the first nine months of 2000 provided cash of $1,035,000. The Company received $1,481,000 in cash from the acquisition of Star+Globe on January 14, 2000 and used cash of $446,000 for expenditures on furniture, equipment and other assets necessary to implement its new business strategy. Such amounts were immaterial in the comparable period of 1999.

FINANCING ACTIVITIES

Financing activities provided cash of $7,536,000 and $1,110,000 during the nine month periods ending September 30, 2000 and 1999, respectively. During the nine month period of 2000, the Company (1) sold common stock for $1,500,000 pursuant to an agreement dated July 14, 1999; (2) sold common stock for $2,500,000 pursuant to an agreement dated May 15, 2000; (3) received $845,000 from the exercise of warrants and employee and non-employee options; (4) sold a convertible debenture for $250,000 which was converted into common stock in February 2000; (5) sold another $2,000,000 in common stock to be issued pursuant to an agreement dated June 30, 2000; (6) received $500,000 pursuant to a $3,000,000 convertible note agreement dated September 22, 2000 and (7) repaid its bank loan of $59,000.

There is no provision for U.S. income taxes required for the nine months ended September 30, 2000 due to the Company's operating losses. At December 31, 1999, the Company had available U.S. net operating loss carryforwards of approximately $8,018,000 for tax reporting purposes. These carryforwards expire through 2020 and are subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. There are no tax credits established in the statements of operations since the Company has a 100 percent valuation allowance for the tax benefit of net deductible temporary differences and operating loss carryforwards. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

YEAR 2000

Since the beginning of 2000, the Company did not have any interruptions of its business due to the Year 2000 issue. During the next few months, the Company will continue to monitor its operations and assess whether the Year 2000 issue will have an impact on the Company.

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

         10.11   - Debenture between the Company and Bank Leumi (filed as
                   Exhibit 10.11 to the Company's Registration Statement No.
                   333-7637).*

         10.12   - Agreement between the Company and The Bank for Industrial
                   Development (filed as Exhibit 4-1 to the Company's Form S-3 on August 4, 1998).*

         10.13 - Stock Purchase Agreement between the Company and Gotham Bay partners LLC dated July 14, 1999 (filed as Exhibit 10.13 to the Company's Form 10-Q on August 11, 1999).*

         10.14 - Stock Purchase Agreement, dated as of January 14, 2000, by and among LanguageWare.net (Company) Ltd., Star+Globe
                   Technologies Pte. Ltd., Technology Fund Pte. Ltd., KRDL
                   Holdings Pte. Ltd., Technology Fund II Pte. Ltd., Seed
                   Ventures II Limited, Info Tech Ventures Limited, Vertex
                   Technology Fund Pte. Ltd., NIF Asian Pre-IPO Fund Limited,
                   Asia-Pacific Ventures II Ltd., Virginia Cha, James L. Kelly,
                   Lernout & Hauspie Investment Co., N.V. and WIIG Global
                   Ventures Pte. Ltd. (filed as Exhibit 2 to the Company's Form
                   8-K on January 28, 2000).*

         10.15 - Stock Purchase Agreement, dated as of May 15, 2000, by and among LanguageWare.net (Company) Ltd., Technology Fund II
                   Pte. Ltd., NIF Asian Pre-IPO Fund Limited and Asia-Pacific
                   Ventures II Ltd.

         10.16 - Stock Purchase Agreement, dated as of June 8, 2000, by and among LanguageWare.net (Company) and Bruno Denys.

----------
* Incorporated by reference.

         10.17 - Stock Purchase Agreement, dated as of June 30, 2000, by and among LanguageWare.net (Company) Ltd. and Technology Fund II
                  Pte. Ltd.

         10.18  - Secured Convertible Promissory Note, dated as of September
                  22, 2000, by and among LanguageWare.net (Company) Ltd. and
                  Technology Fund II Pte. Ltd.

         10.19  - Stock Option Extension Agreement, dated as of October 17,
                  2000, by and among LanguageWare.net (Company) Ltd. and Todd A.
                  Oseth.

         21     - Subsidiaries of Registrant (filed as Exhibit 21 to the
                  Company's Form 10-K filed on March 30, 2000)*

         27     - Financial Data Schedule

---------
* Incorporated by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LANGUAGEWARE.NET (COMPANY) LTD.
                                            (Registrant)



Date:  November 2, 2000         by:    /S/  Thomas B Foster
       ----------------                    ---------------------
                                       Thomas B. Foster
                                       (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
10.15               Stock Purchase Agreement dated 5/15/00

10.16               Stock Purchase Agreement dated 6/8/00

10.17               Stock Purchase Agreement dated 6/30/00

10.18               Secured Convertible Promissory notes

10.19               Stock Option Extension Agreement

27                  Financial Data Schedule